Form 10-Q
period 1995-03-31
CONSUMAT SYSTEMS INC
filed 1995-05-12
CIK 312950

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)*

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 1995 or

[   ] Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from           to



Commission File No 0-9253



                             CONSUMAT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           Virginia                                          54-0720128
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

                    Post Office Box 9379, Richmond, Virginia
                                     23227
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (804) 746-4120
              (Registrant's telephone number, including area code)

                                 Not Applicable
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X       NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Class                                         Number of Shares
Common Stock, par value $3.00                              1,557,699

                             CONSUMAT SYSTEMS, INC.



                                     INDEX
                                                                Page No.

PART I. FINANCIAL INFORMATION:

   Item 1:

         Consolidated Condensed Balance Sheets  . . . . . . . . .  4

         Consolidated Condensed Statements of Income  . . . . . .  5

         Consolidated Condensed Statements of Cash Flows  . . . .  6

         Notes to Consolidated Condensed Financial Statements . .  7

   Item 2:

         Management's Discussion and Analysis of Consolidated
           Financial Condition and Results of Operations  . . . .  8

PART II. OTHER INFORMATION

   Item 1:

         Legal Proceedings  . . . . . . . . . . . . . . . . . . .  9

   Item 6:

         Exhibits and Reports on Form 8-K  . . . . . . . . . . .   9

         Signatures . . . . . . . . . . . . . . . . . . . . .     10

                             CONSUMAT SYSTEMS, INC.
                         PART I. FINANCIAL INFORMATION
                                    ITEM 1.

                             CONSUMAT SYSTEMS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                               March 31,
                                                                 1995             December 31,
                                                              (Unaudited)            1994
  ASSETS

Current assets:
  Cash and cash equivalents                                 $    173,124        $     59,183
  Accounts receivable (net of allowance for
    doubtful accounts of $10,000 at March 31,
    1995 and December 31, 1994)                                  223,039             244,320
  Inventories                                                    206,376             226,716
  Prepaid expenses and other                                      74,541             104,968

   Total current assets                                          677,080             635,187

Property, plant and equipment, at cost,
  net of accumulated depreciation and amortization               721,376             761,444


Note receivable from officer                                      38,000              38,000



                                                             $ 1,436,456        $  1,424,631

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to stockholder                              $    110,000        $    110,000
  Note payable to related party                                  174,048             174,048
  Current maturities of long-term debt                           106,559             145,902
  Accounts/note payable                                          107,713             299,787
  Customer deposits                                               85,999              50,719
  Accrued contract and warranty expense                          658,688             404,971
  Accrued interest                                                29,467              23,006
  Other accrued expenses                                         151,805             201,455

   Total current liabilities                                   1,424,279           1,409,888

Long-term debt                                                   100,692             100,692
Capitalized lease obligation                                     621,121             641,362

Stockholders' Equity (deficit):
  Common stock, $3 par value: authorized 3,333,333 shares:
    issued 1,557,699 shares at March 31, 1995 and
    December 31, 1994                                          4,673,097           4,673,097
  Capital in excess of par value                               5,227,958           5,227,958
  Retained earnings (deficit)                                (10,610,691)        (10,618,366)

   Total stockholders' equity (deficit)                         (709,636)           (717,311)

                                                            $  1,436,456        $  1,434,631

See accompanying notes.

                             CONSUMAT SYSTEMS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)


                                                  Three Month Period Ended
                                                          March 31,
                                                 1995                 1994

Revenues:
 Manufacturing                                $1,015,333           $  796,769

                                               1,015,333              796,769

Costs of Operations:
 Cost of goods sold                              767,731              713,212

                                                 767,731              713,212

Gross profit                                     247,602               83,557

Selling, general and
 administrative expenses                         246,167              242,942

Operating income (loss)                            1,435             (159,385)

Other income (expense):
  Investment income                                1,834                  200
  Interest expense                               (24,294)            (100,883)
  Other                                           28,700               27,966

                                                   6,240              (72,717)

Income (loss) from continuing operations           7,675             (232,102)


Income from discontinued operations                 -                 154,156


Net income (loss)                             $    7,675           $  (77,946)

Earnings per common share:
Income (loss) from continuing operations           $0.01               $(0.15)

Income from discontinued operations                  -                  $0.10

Net income (loss)                                  $0.01               $(0.05)


See accompanying notes.

                             CONSUMAT SYSTEMS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     Three Month Period Ended
                                                                             March 31,
                                                                     1995                1994
Cash flows from operating activities:
  Net income (loss) from continuing operations                  $     7,675         $  (232,102)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
      Depreciation and amortization                                  40,068              43,205
      Non cash compensation costs                                                         2,250
      Changes in operating assets and liabilities
       net of non-cash transactions:
        Accounts and retainage receivable                            21,281             383,686
        Inventories                                                  20,340              18,661
        Other current assets                                         30,427              37,862
        Accounts payable                                           (192,074)            (48,092)
        Customer deposits                                            35,280
        Accrued contract and warranty expenses                      253,717            (344,609)
        Accrued interest                                              6,461              77,511
        Other accrued expenses                                      (49,650)             53,943

Net cash provided by operating activities of
    continuing operations                                           173,525              (7,685)

Income from discontinued operations                                                     154,156

        Net cash provided by total operating activities             173,525             146,471

Cash flows from investing activities:
  Purchase of property,plant and equipment

        Net cash provided by (used in) investing activities of continuing operations

Decrease (increase) in net assets of
    discontinued operations                                                            (154,156)

        Net cash provided by (used in)
            total investing activities                                                 (154,156)


Cash flows from financing activities:
  Repayments on borrowings                                           42,357              53,815
  Payments on capital lease obligation                               17,227              10,846

        Net cash provided by (used in) financing activities
            of continuing operations                                (59,584)            (64,661)

Net increase (decrease) in cash and cash equivalents                113,941             (72,346)
Cash and cash equivalents at beginning of period                     59,183              45,638

Cash and cash equivalents (deficit) at end of period            $   173,124         $   (26,708)



See accompanying notes.

                             CONSUMAT SYSTEMS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made herein are adequate and that the information presented is not misleading. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the periods presented have been made (and any such adjustments are of a normal recurring nature). These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission.

2. Discontinued Operations - Management sold the landfill operations, Consumat Sanco, Inc., in July 1994.

     Operating results for the three month period ended March 31, 1994 have been reclassified and presented as discontinued operations.

     The cash flow statement for the three month period ended March 31, 1994 has also been reclassified and presented to reflect the discontinued operations.

3. Earnings (loss) per share are computed on the weighted average number of common and common equivalent shares outstanding during the period to the extent the equivalents have a dilutive effect on earnings per common share. The number of shares used in computing earnings (loss) per share was 1,557,699 and 1,547,982, respectively, in the three month periods ended March 31, 1995 and 1994. Shares outstanding and earnings per share amounts for the period ended March 31, 1994 have been restated to include the 450,793 shares previously subject to rescission.

4. The Company incurred interest expense of $24,294 and $100,883 during the three month periods ended March 31,1995 and 1994, respectively.

5. Effective January 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes," which requires the liability method of accounting similar to the method previously used by the Company under FASB Statement No. 96. The components of the deferred tax asset at January 1, 1995 relate primarily to certain financial statement reserves and the Company's net operating loss carryforward. The valuation allowance provided by the Company has resulted in no deferred tax asset being reflected in the March 31, 1995 balance sheet.

                             CONSUMAT SYSTEMS, INC.

                         PART I. FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF UNAUDITED CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    1ST QUARTER 1995 - RESULTS OF OPERATIONS

     The Company earned $7,675 on revenues of $1,015,333 from continuing operations in the first quarter of 1995. In the first quarter of 1994 the Company lost $232,102 on revenues of $796,769 from continuing operations.

     Restricted working capital continued to hurt the Company's operations in the first quarter of 1995 and adversely affected its ability to generate additional revenues. Management believes that the current backlog is adequate to support operations but the lack of sufficient working capital impaired the Company's ability to generate additional revenues.

                             LIQUIDITY AND CAPITAL

     Liquidity of the Company is of critical concern at the end of the first quarter of 1995. At March 31, 1995, the Company had a working capital deficiency of $747,199 and a net capital deficiency of $709,636.

     The Company continues to have discussions with a number of potential investors in an effort to obtain debt or equity financing for the Company. Management believes that such additional financing is still critical to the Company's long-term operations. Such financing, if obtained would enable the Company to improve operations, to obtain more favorable purchasing arrangements with vendors and to strengthen its financial credibility with potential customers.

     Backlog was $3,110,000 and $3,225,000 at March 31, 1995 and December 31, 1994. Presently, the Company's available cash is not sufficient to support operations through the end of 1995 without additional orders. This liquidity problem will be relieved to the extent that the Company is able to make arrangements for new capital.




                          RESULTS OF OPERATION 3/31/95
                             COMPARED WITH 3/31/94

     Total 1995 first quarter revenues from continuing operations increased by $218,000 or 28.4%. Total cost of operations increased by approximately $55,000 for the first quarter of 1995. This resulted in a gross margin for the first three months of 1995 of 24.4% compared to 10.5% for the same period in 1994. Selling, general and administrative expenses increased by approximately $3,000.


                                 BALANCE SHEET

     Total assets increased $1,825 from December 31, 1994. An increase in cash at March 31, 1995 was offset by decreases in accounts receivable, inventory, prepaid expenses and property, plant and equipment.

     Total liabilities decreased $5,850 from December 31, 1994. Decreases in accounts payable, other accrued expenses and capital lease obligations at March 31, 1995 were offset by increases in customer deposits and accrued contract and warranty costs.

                                GENERAL COMMENTS

     Other items cited in the 1994 Form 10-K are incorporated by reference.

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     A description of legal proceedings for the quarter ended March 31, 1995 was previously reported in the Company's report on Form 10-K for the year ended December 31, 1994.

ITEM 5 - OTHER INFORMATION

         None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         None.
     (b) Reports on Form 8-K
         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                        CONSUMAT SYSTEMS, INC.
                                        (Registrant)


Date:  May 10, 1995                     /S/ROBERT L. MASSEY
                                        Robert L. Massey
                                        Chief Executive Officer


Date:  May 10, 1995                     /S/MARK E. HILLS
                                        Mark E. Hills
                                        Chief Accounting Officer