Form 10-Q
period 1995-06-30
CONSUMAT SYSTEMS INC
filed 1995-07-18
CIK 312950

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)*
[ X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______to _______


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

YES  X       NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Class                                          Number of Shares
Common Stock, par value $3.00                                1,559,699

                             CONSUMAT SYSTEMS, INC.



                                     INDEX


                                                                       Page No.

Part I. Financial Information:

 Item 1:

    Consolidated Condensed Balance Sheets. . . . . . . . . . . . . . . . .   4

    Consolidated Condensed Statements of Operations. . . . . . . . . . . .   5

    Consolidated Condensed Statements of Cash Flows. . . . . . . . . . . .   6

    Notes to Consolidated Condensed Financial Statements . . . . . . . . .   7

 Item 2:

    Management's Discussion and Analysis of Consolidated
      Financial Condition and Results of Operations. . . . . . . . . . . .   8

Part II. Other Information

 Item 1:

    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . .   9

 Item 6:

    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .   9

    Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                             CONSUMAT SYSTEMS, INC.

                         PART I. FINANCIAL INFORMATION

                                    ITEM 1.

                             CONSUMAT SYSTEMS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            June 30,          December 31,
                                                               1995                1994
                                                          (Unaudited)
  ASSETS
Current assets:
  Cash and cash equivalents                               $    312,974        $     59,183
  Accounts receivable (net of allowance for
    doubtful accounts of $10,000 at June 30,
    1995 and December 31, 1994)                                258,376             244,320
  Inventories                                                  233,506             226,716
  Prepaid expenses and other                                    60,290             104,968

   Total current assets                                        865,146             635,187

Property, plant and equipment, at cost,
  net of accumulated depreciation and amortization             681,088             761,444


Note receivable from officer                                    38,000              38,000

                                                           $ 1,584,234        $  1,434,631

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to stockholder                            $    110,000        $    110,000
  Note payable to related party                                174,048             174,048
  Current maturities of long-term debt                         109,991             145,902
  Accounts/note payable                                        288,348             299,787
  Customer deposits                                             50,719              50,719
  Accrued contract and warranty expense                        633,165             404,971
  Accrued interest                                              36,000              23,006
  Other accrued expenses                                       163,003             201,455

   Total current liabilities                                 1,565,274           1,409,888

Long-term debt                                                  87,917             100,692
Capitalized lease obligation                                   605,198             641,362

Stockholders' Equity (deficit):
  Common stock, $3 par value: authorized 3,333,333 shares:
    issued 1,559,699 and 1,557,699 shares at June 30,
    1995 and December 31, 1994, respectively                 4,679,097           4,673,097
  Capital in excess of par value                             5,222,708           5,227,958
  Retained earnings (deficit)                              (10,575,960)        (10,618,366)

   Total stockholders' equity (deficit)                       (674,155)           (717,311)

                                                          $  1,584,234        $  1,434,631

See accompanying notes.

                             CONSUMAT SYSTEMS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                       Three Month Period Ended                Six Month Period Ended
                                                June 30,                                June 30,
                                         1995               1994               1995              1994
Revenues:
 Manufacturing                        $1,252,765          $ 877,268         $2,268,098         $1,674,037

                                       1,252,765            877,268          2,268,098          1,674,037

Costs of Operations:
 Cost of goods sold                      968,361            690,886          1,736,092          1,404,098

                                         968,361            690,886          1,736,092          1,404,098

Gross profit                             284,404            186,382            532,006            269,939

Selling, general and
 administrative expenses                 225,883            310,296            472,050            553,241

Operating income (loss)                   58,521           (123,914)            59,956           (283,302)

Other Income (Expense):
  Investment income                        1,707                750              3,542                951
  Interest expense                       (26,214)          (107,174)           (50,509)          (208,057)
  Other                                      717                565             29,417             28,533

                                         (23,790)          (105,859)           (17,550)          (178,573)

Income (loss) from
 continuing operations                    34,731           (229,773)            42,406           (461,875)

Income from discontinued
 operations                                                 210,747                               347,118

Net income (loss)                      $  34,731         $  (19,026)        $   42,406         $ (114,757)

Earnings per common share:

Income (loss) from
 continuing operations                     $0.02             $(0.15)             $0.03             $(0.29)

Income from discontinued
 operations                                    -             $  .14                  -             $ 0.22

Net income (loss)                          $0.02             $(0.01)            $ 0.03             $(0.07)





See accompanying notes.

                             CONSUMAT SYSTEMS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                Six Month Period Ended
                                                                        June 30,
                                                                  1995               1994
Cash flows from operating activities:
  Net income (loss) from continuing operations                $    42,406         $  (461,875)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
      Depreciation and amortization                                80,356              86,410
      Non cash compensation costs                                     750               2,250
      Changes in operating assets and liabilities
       net of non-cash transactions:
        Accounts and retainage receivable                         (14,056)            518,665
        Inventories                                                (6,790)             22,262
        Other current assets                                       44,678             (29,910)
        Accounts payable                                          (11,439)           (185,200)
        Accrued contract and warranty expenses                    228,194              54,247
        Accrued interest                                           12,994             155,625
        Other accrued expenses                                    (38,452)            112,476

Net cash provided by operating activities of
    continuing operations                                         338,641             274,950

Income from discontinued operations                                                   347,118

        Net cash provided by total operating activities           338,641             622,068

Cash flows from investing activities:
  Purchase of property,plant and equipment

        Net cash provided by (used in) investing activities of continuing operations

Decrease (increase) in net assets of
    discontinued operations                                                          (347,118)

        Net cash provided by (used in)
            total investing activities                                               (347,118)


Cash flows from financing activities:
  Repayments on borrowings                                        (54,036)            (61,287)
  Payments on capital lease obligation                            (30,814)            (26,012)

        Net cash provided by (used in) financing activities
            of continuing operations                              (84,850)            (87,299)

Net increase (decrease) in cash and cash equivalents              253,791             187,651
Cash and cash equivalents at beginning of period                   59,183              45,638

Cash and cash equivalents (deficit) at end of period          $   312,974         $   233,289


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

2. Discontinued Operations - Management sold the landfill operations, Consumat Sanco, Inc., in July 1994.

      Operating results for the three and six month period ended June 30, 1994 have been reclassified and presented as discontinued operations.

      The cash flow statement for the six month period ended June 30,, 1994 has also been reclassified and presented to reflect the discontinued operations.

3. Earnings (loss) per share are computed on the weighted average number of common and common equivalent shares outstanding during the period to the extent the equivalents have a dilutive effect on earnings per common share. The number of shares used in computing earnings (loss) per share was 1,558,732 and 1,558,218, respectively, in the three and six month periods ended June 30, 1995. The number of shares used in computing earnings (loss) per share was 1,549,832 and 1,548,912, respectively, in the three and six month periods ended June 30, 1994. Shares outstanding and earnings per share amounts for the period ended June 30, 1994 have been restated to include the 450,793 shares previously subject to rescission.

4. The Company incurred interest expense of $50,509 and $208,057 during the six month periods ended June 30,1995 and 1994, respectively.

5. Effective January 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes," which requires the liability method of accounting similar to the method previously used by the Company under FASB Statement No. 96. The components of the deferred tax asset at January 1, 1995 relate primarily to certain financial statement reserves and the Company's net operating loss carryforward. The valuation allowance provided by the Company has resulted in no deferred tax asset being reflected in the June 30, 1995 balance sheet.

                             CONSUMAT SYSTEMS, INC.

                         PART I. FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF UNAUDITED CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    2ND QUARTER 1995 - RESULTS OF OPERATIONS

      The Company earned $34,731 on revenues of $1,252,765 from continuing operations in the second quarter of 1995. In the second quarter of 1994 the Company lost $229,773 on revenues of $877,268 from continuing operations.

      Restricted working capital continued to hurt the Company's operations in the first half of 1995 and adversely affected its ability to generate additional revenues.

                             LIQUIDITY AND CAPITAL

      Liquidity of the Company is of critical concern at the end of the first half of 1995. At June 30, 1995, the Company had a working capital deficiency of $700,128 and a net capital deficiency of $674,155.

      The Company continues its efforts to obtain debt or equity financing for the Company. Management believes that such additional financing is still critical to the Company's long-term operations. Such financing, if obtained would enable the Company to improve operations, to obtain more favorable purchasing arrangements with vendors and to strengthen its financial credibility with potential customers.

      Backlog was $2,065,000 and $3,225,000 at June 30, 1995 and December 31, 1994. Presently, the Company's available cash is not sufficient to support operations through the end of 1995 without additional orders. This liquidity problem will be relieved to the extent that the Company is able to make arrangements for new capital.

               RESULTS OF OPERATION 6/30/95 COMPARED WITH 6/30/94

      Total 1995 first half revenues from continuing operations increased by $594,000 or 35.5%. Total cost of operations increased by approximately $332,000 for the first half of 1995. This resulted in a gross margin for the first six months of 1995 of 23.5% compared to 16.2% for the same period in 1994. Selling, general and administrative expenses decreased by approximately $81,000.


                                 BALANCE SHEET

      Total assets increased approximately $160,000 from December 31, 1994. An increase in cash at June 30, 1995 was partially offset by decreases in prepaid expenses and property, plant and equipment. Total liabilities increased approximately $106,000 from December 31, 1994. Decreases in accrued expenses, long- term debt and capital lease obligations at June 30, 1995 were more than offset by an increase in accrued contract and warranty costs.

                                GENERAL COMMENTS

      Other items cited in the 1994 Form 10-K are incorporated by reference.

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      A description of legal proceedings for the quarter ended June 30, 1995 was previously reported in the Company's report on Form 10-K for the year ended December 31, 1994.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      As of July 18,1995, the Company is in default on two notes. A note payable for $110,000, plus accrued interest of $8,800, was due to a stockholder on July 13, 1995 and has not been paid. In addition, certain installments of principal and interest, on a $174,048 note to a related party, totalling $145,644 are past due. As of this date, no action has been taken by either noteholder relative to the defaults on these notes.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Stockholders of Consumat Systems, Inc. was held on June 14, 1995, for the purpose of electing a board of directors, ratifying the selection of auditors and voting on the proposal described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934.

      All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                               Shares                                Shares
                                Voted            Shares                Not
                                "For"          "Withheld"             Voted

Neil F. Vierson, III          1,062,567          4,504               490,558
Howard P. Harper              1,062,567          4,504               490,558
Robert L. Massey              1,062,999          4,072               490,558

      The selection of Parham, P.C. as independent auditors was ratified by the following vote:

    Shares              Shares                                     Shares
    Voted                Voted             Shares                   Not
    "For"              "Against          "Abstaining"              Voted

   496,665              3,757               566,649               490,558

      The proposal to amend Article III.A of the Articles of Incorporation to increase the authorized capital stock of the Company to 10,000,000 shares was not approved. The proposal required a favorable vote from a majority of the total shares outstanding. The vote was as follows:

    Shares              Shares                                     Shares
    Voted                Voted             Shares                   Not
    "For"              "Against          "Abstaining"              Voted

   492,153              5,686               569,232               490,558

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

                                                   CONSUMAT SYSTEMS, INC.
                                                   (Registrant)


Date:  July 18, 1995                               /s/ Robert L. Massey
                                                   Robert L. Massey
                                                   Chief Executive Officer


Date:  July 18, 1995                               /s/ Mark E. Hills
                                                   Mark E. Hills
                                                   Chief Accounting Officer