Form 10-Q
period 1995-09-30
CONSUMAT SYSTEMS INC
filed 1995-11-01
CIK 312950

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)*
[ X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ___________


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

YES  X       NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Class                                               Number of Shares
Common Stock, par value $3.00                                     1,564,699

                             CONSUMAT SYSTEMS, INC.



                                     INDEX


                                                                        Page No.

Part I. Financial Information:

   Item 1:

      Consolidated Condensed Balance Sheets. . . . . . . . . . . . . . . .   4

      Consolidated Condensed Statements of Income. . . . . . . . . . . . .   5

      Consolidated Condensed Statements of Cash Flows. . . . . . . . . . .   6

      Notes to Consolidated Condensed Financial Statements . . . . . . . .   7

   Item 2:

      Management's Discussion and Analysis of Unaudited Consolidated
        Financial Condition and Results of Operations. . . . . . . . . . .   8

Part II. Other Information

   Item 1:

      Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .   8

   Item 3:

      Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . .   9

   Item 6:

      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .   9

      Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

                             CONSUMAT SYSTEMS, INC.

                         PART I. FINANCIAL INFORMATION

                                    ITEM 1.

                             CONSUMAT SYSTEMS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                 September 30,       December 31,
                                                                      1995               1994
                                                                   (Unaudited)
  ASSETS

Current assets:
  Cash and cash equivalents                                      $     49,429       $     59,183
  Accounts receivable (net of allowance for
    doubtful accounts of $10,000 at September 30,
    1995 and December 31, 1994)                                       314,613            244,320
  Inventories                                                         220,067            226,716
  Prepaid expenses and other                                          125,358            104,968

   Total current assets                                               709,467            635,187

Property,plant and equipment, at cost,
  net of accumulated depreciation and amortization                    640,800            761,444


Note receivable from officer                                           38,000             38,000



                                                                 $  1,388,267       $  1,434,631

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Note payable to stockholder                                    $    110,000       $    110,000
  Note payable to related party                                       174,048            174,048
  Current maturities of long-term debt                                178,266            145,902
  Accounts/notes payable                                              221,485            299,787
  Customer deposits                                                    50,719             50,719
  Accrued contract and warranty expense                               389,664            404,971
  Accrued interest                                                     47,926             23,006
  Other accrued expenses                                              172,705            201,455

   Total current liabilities                                        1,344,813          1,409,888

Long-term debt                                                         87,917            100,692
Capitalized lease obligation                                          593,957            641,362

Stockholders' Equity (deficit):
  Common stock, $3 par value: authorized 3,333,333 shares:
    issued 1,564,699 shares at September 30, 1995 and
    1,557,699 shares at December 31, 1994                           4,694,097          4,673,097
  Capital in excess of par value                                    5,208,958          5,227,958
  Retained earnings (deficit)                                     (10,541,475)       (10,618,366)

  Total stockholders' equity (deficit)                               (638,420)          (717,311)

                                                                 $  1,388,267       $  1,434,631

See accompanying notes.

                             CONSUMAT SYSTEMS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                            Three Month Period Ended              Nine Month Period Ended
                                                   September 30,                      September 30,
                                              1995               1994               1995              1994
Manufacturing revenues                    $1,129,048        $1,302,168         $3,397,146        $2,976,205

Costs of goods sold                          816,670           934,758          2,552,762         2,338,856

Gross profit                                 312,378           367,410            844,384           637,349

Selling, general and
 administrative expenses                     255,561           271,605            727,611           824,846

Operating income (loss)                       56,817            95,805            116,773          (187,497)

Other Income (Expense):
  Investment income                            1,617             1,981              5,159             2,932
  Interest expense                           (24,495)          (29,922)           (75,004)         (237,979)
  Other                                          546           (19,761)            29,963             8,772

                                             (22,332)          (47,702)           (39,882)         (226,275)

Income (loss) from
 continuing operations                        34,485            48,103             76,891          (413,772)

Discontinued operations, net of taxes:
  Income (loss) from operations                                (78,923)                             268,195
  Gain on sale                                                 539,613                              539,613


Income (loss) before
 extraordinary item                           34,485           508,793             76,891           394,036

Extraordinary gain on
 extinguishment of debt                                        732,019                              732,019


Net income (loss)                         $   34,485        $1,240,812         $   76,891        $1,126,055


Earnings per common share:

Income (loss) from
 continuing operations                         $0.02             $0.03              $0.05            $(0.27)

Income (loss) before
 extraordinary item                            $0.02             $0.33              $0.05             $0.25


Net income (loss)                              $0.02             $0.80              $0.05             $0.73




See accompanying notes.

                             CONSUMAT SYSTEMS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Nine Month Period Ended
                                                                                       September 30,
                                                                                  1995               1994
Cash flows from operating activities:
  Net income (loss)                                                           $    76,891        $ 1,126,055
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
      Gain on sale of discontinued operation                                         -              (539,613)
      Extraordinary gain on extinguishment of debt                                   -              (732,019)
      Depreciation and amortization                                               120,644            121,230
      Issuance of common stock for services                                         2,000              3,500
      Changes in operating assets and liabilities
       net of non-cash transactions:
        Accounts and retainage receivable                                         (70,293)           515,547
        Inventories                                                                 6,649            (64,415)
        Other current assets                                                      (20,390)           (45,748)
        Accounts payable                                                          (78,302)        (1,387,300)
        Customer deposits                                                            -               (23,519)
        Accrued contract and warranty expenses                                    (15,307)          (266,104)
        Accrued interest                                                           24,920           (183,708)
        Other accrued expenses                                                    (28,750)           166,039

Net cash provided by (used in) operating activities of
    continuing operations                                                          18,062         (1,310,055)

Net cash provided by (used in) discontinued operation                                -               415,840

        Net cash provided by (used in)
         total operating activities                                                18,062           (894,215)

Cash flows from investing activities:
  Purchase of property,plant and equipment
  Proceeds from sale of discontinued operations                                                    2,789,095


        Net cash provided by (used in) investing activities                          -             2,789,098


Cash flows from financing activities:
  Repayment on note payable to stockholder                                           -            (1,890,000)
  Repayments on borrowings/capital lease obligation                              (126,818)          (151,634)
  Proceeds from borrowings                                                         99,002            125,114

        Net cash provided by (used in) financing activities                       (27,816)        (1,916,520)

Net increase (decrease) in cash and cash equivalents                               (9,754)           (21,640)
Cash and cash equivalents at beginning of period                                   59,183             45,638

Cash and cash equivalents at end of period                                    $    49,429        $    23,998

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

2. Discontinued Operations - Management sold the landfill operations, Consumat Sanco, Inc., in July 1994.

      Operating results for the three and nine month period ended September 30, 1994 have been reclassified and presented as discontinued operations.

      The cash flow statement for the nine month period ended September 30, 1994 has also been reclassified and presented to reflect the discontinued operations.

3. Earnings (loss) per share are computed on the weighted average number of common and common equivalent shares outstanding during the period to the extent the equivalents have a dilutive effect on earnings per common share. The number of shares used in computing earnings (loss) per share was 1,560,188 and 1,558,882, respectively, in the three and nine month periods ended September 30, 1995. The number of shares used in computing earnings (loss) per share was 1,554,560 and 1,546,806, respectively, in the three and nine month periods ended September 30, 1994. Shares outstanding and earnings per share amounts for the periods ended September 30, 1994 have been restated to include the 450,793 shares previously subject to rescission.

4. The Company incurred interest expense of $75,004 and $237,979 during the nine month periods ended September 30,1995 and 1994, respectively.

5. Effective January 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes," which requires the liability method of accounting similar to the method previously used by the Company under FASB Statement No. 96. The components of the deferred tax asset at January 1, 1995 relate primarily to certain financial statement reserves and the Company's net operating loss carryforward. The valuation allowance provided by the Company has resulted in no deferred tax asset being reflected in the September 30, 1995 balance sheet.

                             CONSUMAT SYSTEMS, INC.

                         PART I. FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF UNAUDITED CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    3RD QUARTER 1995 - RESULTS OF OPERATIONS

      The Company earned $34,485 on revenues of $1,129,048 from continuing operations in the third quarter of 1995. In the third quarter of 1994 the Company earned $48,103 on revenues of $1,302,168 from continuing operations.

      Restricted working capital continued to hurt the Company's operations in the third quarter of 1995 and adversely affected its ability to generate additional revenues.

                             LIQUIDITY AND CAPITAL

      Liquidity of the Company is of critical concern at the end of the third quarter of 1995. At September 30, 1995, the Company had a working capital deficiency of $635,346 and a net capital deficiency of $638,420.

      On October 6, 1995, the Company filed for legal protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia.

      Subsequent to the initial filing, the Company received approval from the Bankruptcy Court to borrow up to $500,000 of Debtor in Possession financing from Sirrom Capital Corporation, a small business investment company based in Nashville, Tennessee. Subject to successful negotiation of creditor claims, Sirrom has agreed to provide additional post-bankruptcy financing to the company.

      This financing should alleviate the Company's working capital deficiency and allow the Company to direct additional resources to its sales and marketing effort and its core manufacturing operation.

      Backlog was $1,215,310 and $3,225,000 at September 30, 1995 and December 31, 1994.

                          RESULTS OF OPERATION 9/30/95
                             COMPARED WITH 9/30/94

      Revenues for the first nine months of 1995 from continuing operations increased by $421,000 or 14.1%. Total cost of operations increased by approximately $214,000 for the first nine months of 1995. This resulted in a gross margin for the first nine months of 1995 of 24.9% compared to 21.4% for the same period in 1994. Selling, general and administrative expenses for the first nine months of 1995 decreased by approximately $97,000 or 11.8% compared to the same period for 1994.

                                 BALANCE SHEET

      Total assets at September 30, 1995 increased approximately $74,000 from December 31, 1994, primarily due to an increase in accounts receivable. Total liabilities at September 30, 1995 decreased approximately $125,000 from December 31, 1994, primarily due to decreases in accounts payables, long-term debt and capital lease obligations.

                                GENERAL COMMENTS

      Other items cited in the 1994 Form 10-K are incorporated by reference.

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      A description of legal proceedings for the quarter ended September 30, 1995 was previously reported in the Company's report on Form 10-K for the year ended December 31, 1994.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      As of September 30,1995, the Company is in default on two notes. A note payable for $110,000, plus accrued interest of $8,800, was due to a stockholder on July 13, 1995 and has not been paid. In addition, certain installments of principal and interest, on a $174,048 note to a related party, totalling $169,918 are past due. As of this date, no action has been taken by either noteholder relative to the defaults on these notes.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


ITEM 5 - OTHER INFORMATION

          None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits
          None.

      (b) Reports on Form 8-K
          (i) Current Report on Form 8-K filed October 13, 1995 concerning "Item 3 Bankruptcy or Receivership - Filing for Chapter 11 Bankruptcy protection and Item 5. Other Events - Issuance of press release regarding the Bankruptcy Filing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                     CONSUMAT SYSTEMS, INC.
                                     (Registrant)


Date:  November 1, 1995              /s/Robert L. Massey
                                     Robert L. Massey
                                     Chief Executive Officer


Date:  November 1, 1995              /s/Mark E. Hills
                                     Mark E. Hills
                                     Chief Accounting Officer