Form 10-Q
period 1996-03-31
CONSUMAT SYSTEMS INC
filed 1996-05-15
CIK 312950

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)*
[ X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _____________


Commission File No 0-9253

     -----------------------------------------------------------------------


                       REORGANIZED CONSUMAT SYSTEMS, INC.
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

                                                YES  X       NO

Check whether the issuer has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act after the distributions of securities under a plan confirmed by a court.

                                                YES  X       NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Class                                           Number of Shares
- -----------------------------------                    ---------------------
Common Stock, par value $1.00                                 1,010,000

                       REORGANIZED CONSUMAT SYSTEMS, INC.



                                      INDEX


                                                                     Page No.

Part I. Financial Information:

   Item 1:

         Balance Sheet..............................................    4

         Statements of Income.......................................    5

         Statements of Cash Flows...................................    6

         Notes to Financial Statements...............................   7

   Item 2:

         Management's Discussion and Analysis of Consolidated
           Financial Condition and Results of Operations.............   9

Part II. Other Information

   Item 1:

         Legal Proceedings..........................................   10

   Item 6:

         Exhibits and Reports on Form 8-K...........................   10

         Signatures.................................................   11

                       REORGANIZED CONSUMAT SYSTEMS, INC.

                          PART I. FINANCIAL INFORMATION

                                     ITEM 1.

                       REORGANIZED CONSUMAT SYSTEMS, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                                                    March 31,
                                                                       1996
                                                                       ----

         ASSETS

       Current assets:
         Cash and cash equivalents                                 $    117,537
         Accounts receivable (net of allowance for
           doubtful accounts of $10,000 at March 31,
           1996)                                                      1,280,079
         Inventories                                                    203,535
         Prepaid expenses and other                                      67,236
                                                                      ---------

          Total current assets                                        1,668,387

       Property,plant and equipment, at cost,
         net of accumulated depreciation and amortization               609,935


       Note receivable from officer                                      19,028
       Debt issuance costs, net of accumulated
         amortization                                                    93,669
       Reorganization value in excess of amount
         allocable to identifiable assets, net of
         accumulated amortization                                     1,398,480

                                                                    $ 3,789,499

         LIABILITIES AND STOCKHOLDERS' EQUITY

       Current liabilities:
         Current maturities of long-term debt and capital
           lease obligation                                             125,217
         Accounts payable                                                73,867
         Billings in excess of revenues recognized                      116,900
         Accrued warranty expense                                        86,480
         Other accrued expenses                                         112,973
                                                                    -----------

          Total current liabilities                                     515,437

       Senior debt                                                    1,500,000
       Long-term debt                                                   116,561
       Capitalized lease obligation                                     559,120

       Stockholders' Equity (deficit):
         Common stock, $1 par value: authorized 5,000,000 shares:
           issued 1,010,000 at March 31, 1996                         1,010,000
         Capital in excess of par value                                       0
         Retained earnings                                               88,381

          Total stockholders' equity (deficit)                        1,098,381

                                                                   $  3,789,499


       See accompanying notes.

                       REORGANIZED CONSUMAT SYSTEMS, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                       Three Month Period Ended
                                                              March 31,
                                                        1996                1995
                                                        ----                ----
       Revenues:
        Manufacturing                                  $1,284,178           $1,015,333


       Costs of Operations:
        Cost of goods sold                                915,751              767,731
                                                         --------            ---------


       Gross profit                                       368,427              247,602

       Selling, general and
        administrative expenses                           227,773              246,167
                                                        ---------            ---------

       Operating income (loss)                            140,654                1,435

       Other income (expense):
         Investment income                                      0                1,834
         Interest expense                                 (59,844)             (24,294)
         Amortization expense                              (2,440)
         Other                                             48,697               28,700
                                                        ---------            ---------

                                                          (13,587)               6,240
                                                        ---------            ---------


       Net income (loss)                               $  127,067           $    7,675
                                                        =========            =========


       Earnings per common share:
       Primary                                              $0.13                $0.01
                                                             ====                 ====


       Fully diluted                                        $0.09                $0.01
                                                             ====                 ====








       See accompanying notes.

                       REORGANIZED CONSUMAT SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                            Three Month Period Ended
                                    March 31,
                                                                            1996                1995
                                                                            ----                ----
       Cash flows from operating activities:
         Net income (loss) from continuing operations                    $   127,067          $     7,675
          Adjustments to reconcile net income (loss) to
            net cash provided by operating activities:
             Depreciation and amortization                                    23,129               40,068
             Changes in operating assets and liabilities
              net of non-cash transactions:
               Accounts and retainage receivable                            (751,866)              21,281
               Inventories                                                    19,117               20,340
               Other current assets                                           19,965               30,427
               Accounts payable                                               17,746             (192,074)
               Customer deposits                                             (50,719)              35,280
               Accrued contract and warranty expenses                        112,524              253,717)
               Other accrued expenses                                       (102,863)             (43,189)
                                                                          ----------           ----------

       Net cash provided by (used in) operating activities                  (585,900)             173,525)

       Reorganization activities:
         Net payment of liabilities subject to compromise                   (351,326)
                                                                          ----------           ----------

         Net cash used in reorganization activities                         (351,326)
                                                                          ----------           ----------


       Cash flows from financing activities:
         Proceeds from senior debt                                           931,135                 -
         Repayments on borrowings                                               -                 (42,357)
         Payments on capital lease obligation                                (15,120)              17,227

               Net cash provided by (used in) financing activities           916,015              (59,584)
                                                                          ----------           ----------

       Net increase (decrease) in cash and cash equivalents                  (21,211)             113,941
       Cash and cash equivalents at beginning of period                      138,748               59,183
                                                                          ----------           ----------

       Cash and cash equivalents (deficit) at end of period              $   117,537          $   173,124
                                                                          ==========           ==========



       See accompanying notes.

                       REORGANIZED CONSUMAT SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made herein are adequate and that the information presented is not misleading. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the periods presented have been made (and any such adjustments are of a normal recurring nature). These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 filed with the Securities and Exchange Commission.

2. As discussed in the Company's Annual Report on Form 10-KSB for the period ended December 31, 1995, the Company had it's Second Amended Plan of Reorganization, as ammended by a modification to Second Ammended Plan of Reorganization, jointly (the"Plan") confirmed by the Bankruptcy Court on February 28, 1996. The effective date of the Plan was March 12, 1996 (the "Effective Date"). See the Form 10-KSB for a detailed description of the Plan provisions.

      In accordance with the Plan and the provisions of the American Institute of Certified Public Accountants' Statement of Position 90-7, the Company adopted fresh start reporting as of the Effective Date. Table 1 following these Notes to Financial Statements reflects the Balance Sheet of the Company on March 12, 1996 after the effects of the Plan and the fresh start reporting are shown. The retained earnings shown on the March 31, 1996 Balance Sheet are the result of income generated subsequent to the Effective Date.

3. Earnings (loss) per share are computed on the weighted average number of common and common equivalent shares outstanding during the period to the extent the equivalents have a dilutive effect on earnings per common share. The number of shares used in computing earnings (loss) per share was 1,557,699 for the three month period ended March 31, 1995. The number of shares used in computing primary and fully diluted earnings per share for the three month period ended March 31, 1996 was 1,010,000 and 1,575,000, respectively. The fully diluted number takes into account up to 475,000 shares in warrants issued to Sirrom Capital Corporation as part of the bankruptcy financing agreements.

4. The Company incurred interest expense of $59,844 and $24,294 during the three month periods ended March 31,1996 and 1995, respectively.

5. Effective January 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes," which requires the liability method of accounting similar to the method previously used by the Company under FASB Statement No. 96. The components of the deferred tax asset at January 1, 1996 relate primarily to certain financial statement reserves and the Company's net operating loss carryforward. The valuation allowance provided by the Company has resulted in no deferred tax asset being reflected in the March 31, 1996 balance sheet.

                                     TABLE 1
                       REORGANIZED CONSUMAT SYSTEMS, INC.
                                  Balance Sheet
                                 March 12, 1996

                                                                Pre           Post       Debt   Exchange    Issuance
                                                       Confirmation   Confirmation  Discharge         of      of New
                                                                              Loan                 Stock       Stock
ASSETS
Current Assets:
  Cash and cash equivalents                           $    222,078       $462,055  $(323,917)
  Accounts receivable (net of allowance
    for doubtful accounts of $10,000)                    1,112,756

  Stock subscription                                                                                       $ 17,633
  Inventories                                              173,148
  Prepaid expenses and other                                74,507
                                                         ---------        -------   --------  ---------     -------
          TOTAL CURRENT ASSETS                           1,582,489        462,255   (323,917)                17,633

Property, plant and equipment, at cost
   net of accumulated depreciation and amortization        614,418
Notes receivable from officer                               38,000                   (18,972)
Debt issuance costs, net of accumulated amortization        56,359         37,945
Reorganization value in excess of amounts
    allocable to identifable assets
                                                       -----------        -------   --------  ---------     -------
                                                     $   2,291,266       $500,000   (342,889)                17,633
                                                       ===========        =======   ========  =========     =======

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

LIABILITIES
  Current liabilities
    Accounts payable                                        43,846
    Other liabilities                                      570,114                   (89,320)
    Current portion of indebtedness                         78,424                    82,075                (21,367)
                                                        ----------        -------    -------  ---------      ------
          TOTAL CURRENT LIABILITIES                        692,384                    (7,245)               (21,367)

Liabilites subject to compromise                           627,149                  (627,149)

Indebtedness
  Senior debt                                            1,000,000        500,000
  Long-term debt less current portion                                                131,598
  Capitalized lease obligation less current portion        559,120

SOTCKHOLDERS' EQUITY (DEFICIT)
  Common stock-old                                       4,694,097                           (4,694,097)
  Common stock-new                                                                   150,000    500,000     360,000
  Capital in excess of par value                         5,208,958                            4,194,097    (321,000)
  Retained earnings (deficit)                          (10,490,442)                    9,907
                                                       -----------        -------   --------  ---------    --------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)            (587,387)                  159,907  $       0      39,000
                                                       -----------        -------   --------  ---------    --------
                                                     $   2,291,266       $500,000  $(342,889) $       0   $  17,633
                                                     =============       ========   ========  =========    ========


                                                             Fresh  Reorganized
                                                             Start      Balance
                                                                          Sheet
ASSETS
Current Assets:
  Cash and cash equivalents                                         $  360,216
  Accounts receivable (net of allowance
    for doubtful accounts of $10,000)                                1,112,756

  Stock subscription                                                    17,633
  Inventories                                                          173,148
  Prepaid expenses and other                                            74,507
                                                        ---------    ---------
          TOTAL CURRENT ASSETS                                       1,738,260

Property, plant and equipment, at cost
   net of accumulated depreciation and amortization                    614,418
Notes receivable from officer                                           19,028
Debt issuance costs, net of accumulated amortization                    94,304
Reorganization value in excess of amounts
    allocable to identifable assets                     1,398,480    1,398,480
                                                       ----------    ---------
                                                        1,398,480    3,864,490
                                                       ==========    =========

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

LIABILITIES
  Current liabilities
    Accounts payable                                                    43,846
    Other liabilities                                                  480,794
    Current portion of indebtedness                                    139,132
                                                        ---------    ---------
          TOTAL CURRENT LIABILITIES                                    663,772

Liabilites subject to compromise

Indebtedness
  Senior debt                                                        1,500,000
  Long-term debt less current portion                                  131,598
  Capitalized lease obligation less current portion                    559,120

SOTCKHOLDERS' EQUITY (DEFICIT)
  Common stock-old
  Common stock-new                                                   1,010,000
  Capital in excess of par value                       (9,082,055)
  Retained earnings (deficit)                          10,480,535
                                                       ----------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          1,398,480    1,010,000
                                                       ----------    ---------
                                                      $ 1,398,480   $3,864,490
                                                       ==========    =========

                       REORGANIZED CONSUMAT SYSTEMS, INC.

                          PART I. FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF UNAUDITED CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      As was discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, the Company began fiscal year 1996 operating as a debtor-in-position in its Chapter 11 bankruptcy proceeding. The Company's Chapter 11 reorganization plan, (the "Plan"), was confirmed on February 28, 1996 and the Effective Date of the Plan was March 12, 1996. As is discussed further in Note 2 to the Financial Statements, the Company accounted for its reorganization using fresh start reporting. This reporting allowed the Company to eliminate the retained deficit of the Company as of the Effective Date and to restate the balance sheet at that time. The effect of this reporting allowed the Company to emerge from its Chapter 11 bankruptcy proceeding in a financial position stronger than its financial position prior to the commencement of its Chapter 11 bankruptcy proceeding. In addition, the Company was able to obtain loans in the amount of $1,500,000 from Sirrom Capital Corporation. The loan proceeds, received both during and subsequent to the Chapter 11 bankruptcy proceeding, were used to provide working capital for operations and to consummate  the  Plan.  The  effects  of the  consummation  of the  Plan and the fresh-start reporting allowed the Company to emerge from its Chapter 11 bankruptcy proceeding with a working capital surplus of approximately $1,074,000 and a net capital surplus of $1,010,000. At March 31, 1996, the Company had a working capital surplus of $1,152,950 and a net capital surplus of $1,098,381.

                    1ST QUARTER 1996 - RESULTS OF OPERATIONS

      The Company earned $127,067 on revenues of $1,284,178 in the first quarter of 1996. In the first quarter of 1995 the Company earned $7,675 on revenues of $1,015,333.

                              LIQUIDITY AND CAPITAL

      Backlog was $1,785,228 and $3,110,000 at March 31, 1996 and December 31, 1995, respectively.


                          RESULTS OF OPERATION 3/31/96
                              COMPARED WITH 3/31/95

      Total 1996 first quarter revenues increased by $269,000 or 26.5%. Total cost of operations increased by approximately $148,000 for the first quarter of 1996. This resulted in a gross margin for the first three months of 1996 of 28.7% compared to 24.4% for the same period in 1995. Selling, general and administrative expenses decreased by approximately $18,300 or 7.5%.

                                GENERAL COMMENTS

      Other items stated in the 1995 Form 10-KSB are incorporated by reference.

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      A description of legal proceedings for the quarter ended March 31, 1996 was previously reported in the Company's report on Form 10-KSB for the year ended December 31, 1995.

ITEM 5 - OTHER INFORMATION

          None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits
          None.
      (b) Reports on Form 8-K
          (i) Current Report on Form 8-K, dated February 28,1996, concerning "Item 3. Bankruptcy or Receivership" and "Item 5. Other Events".

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                             REORGANIZED
                                             CONSUMAT SYSTEMS, INC.
                                             (Registrant)

                                             /s/ Robert L. Massey
Date:  May 14,1996                           -----------------------------
                                             Robert L. Massey
                                             Chief Executive Officer

                                             /s/ Mark E. Hills
Date:  May 14,1996                           -----------------------------
                                             Mark E. Hills
                                             Chief Financial Officer