Form 10-Q
period 1996-06-30
CONSUMAT SYSTEMS INC
filed 1996-08-08
CIK 312950

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)*

[ X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996 or

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

                                    YES X NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Class                                               Number of Shares
- -----------------------------                                 ----------------
Common Stock, par value $1.00                                     1,010,000






                       REORGANIZED CONSUMAT SYSTEMS, INC.



                                      INDEX



                                                                       Page No.
                                                                       --------
 Part I. Financial Information:

    Item 1:

            Balance Sheet..............................................   4

            Statements of Income.......................................   5

            Statements of Cash Flows...................................   6

            Notes to Financial Statements..............................   7

    Item 2:

            Management's Discussion and Analysis of Consolidated
            Financial Condition and Results of Operations..............   9

 Part II. Other Information

    Item 1:

          Legal Proceedings...........................................   10


    Item 4:

          Submissions of Matters to a Vote of Security Holders........   10

    Item 5:

          Other Information...........................................   11


  Item 6:

          Exhibits and Reports on Form 8-K............................   11


 Signatures...........................................................   12

                       REORGANIZED CONSUMAT SYSTEMS, INC.


                          PART I. FINANCIAL INFORMATION

                                     ITEM 1.

                       REORGANIZED CONSUMAT SYSTEMS, INC.
                                  BALANCE SHEET
                                   (Unaudited)
                                                                 June 30,
  ASSETS                                                           1996
                                                                 --------
Current assets:
  Cash and cash equivalents                                     $    287,496
  Accounts receivable (net of allowance for
    doubtful accounts of $10,000 at June 30,
    1996)                                                          1,348,696
  Inventories                                                        244,769
  Prepaid expenses and other                                          97,018
                                                                 -----------
   Total current assets                                            1,977,979

Property,plant and equipment, at cost,
  net of accumulated depreciation and amortization                   622,683
Note receivable from officer                                          19,028
Debt issuance costs, net of accumulated
  amortization                                                        90,713
Reorganization value in excess of amount
  allocable to identifiable assets, net of
  accumulated amortization                                         1,380,999
                                                                 -----------
                                                                 $ 4,091,402
                                                                 ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt and capital
    lease obligation                                            $    134,121
  Accounts payable                                                    87,471
  Billings in excess of revenues recognized                          245,483
  Accrued warranty expense                                            79,305
  Other accrued expenses                                             153,785
                                                                 -----------
   Total current liabilities                                         700,165

Senior debt                                                        1,500,000
Long-term debt                                                       111,883
Capitalized lease obligation                                         541,059

Stockholders' Equity
  Common stock, $1 par value: authorized 5,000,000 shares:
    issued 1,010,000 at June 30, 1996                              1,010,000
  Capital in excess of par value                                           0
  Retained earnings                                                  228,295
                                                                 -----------
   Total stockholders' equity                                      1,238,295
                                                                 -----------
                                                                  $4,091,402
                                                                 ===========
See accompanying notes.

                       REORGANIZED CONSUMAT SYSTEMS, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                   Three Month Period Ended              Six Month Period Ended
                                          June 30,                              June 30,
                                     1996           1995                   1996          1995
                                     ----           ----                   ----          ----
Revenues:
 Manufacturing                    $1,357,250      $1,252,765            $2,641,429   $2,268,098

Costs of Operations:
 Cost of goods sold                  887,404         968,361             1,803,157    1,736,092
                                  ----------      ----------            ----------   ----------
Gross profit                         469,846         284,404               838,272      532,006

Selling, general and
 administrative expenses             245,611         225,883               473,384      472,050
                                  ----------      ----------            ----------   ----------
Operating income                     224,235          58,521               364,888       59,956

Other income (expense):
  Investment income                    1,635           1,707                 1,635        3,542
  Interest expense                   (72,029)        (26,214)             (131,874)     (50,509)
  Amortization expense               (20,436)              0               (22,876)           0
  Other                                6,509             717                55,206       29,417
                                  ----------      ----------            ----------   ----------
                                     (84,321)        (23,790)              (97,909)     (17,550)
                                  ----------      ----------            ----------   ----------
Net income                       $   139,914    $     34,731            $  266,979    $  42,406

Earnings per common share:
Primary                                $0.14           $0.02                 $0.26        $0.03
                                       =====           =====                 =====        =====

Fully diluted                          $0.09           $0.02                 $0.18        $0.03
                                       =====           =====                 =====        =====






See accompanying notes.

                       REORGANIZED CONSUMAT SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Six Month Period Ended
                                                                                     June 30,
                                                                               1996             1995
                                                                               ----             ----
Cash flows from operating activities
  Net income                                                               $    266,979       $   42,406
   Adjustments to reconcile net income to
    net cash provided by operating activities
     Depreciation and amortization
     Non cash compensation costs                                                 64,414           80,356
     Changes in operating assets and liabilities                                                     750
      net of non-cash transactions:
       Accounts and retainage receivable                                       (820,483)         (14,056)
       Inventories                                                              (22,117)          (6,790)
       Other current assets                                                      (9,815)          44,678
       Accounts payable                                                          31,350          (11,439)
       Customer deposits                                                        (50,719)               0
       Accrued contract and warranty expenses                                   233,932          228,194
       Other accrued expenses                                                   (62,051)         (25,458)
                                                                           ------------       ----------
               Net cash provided by (used in) operating activities             (368,510)         338,641
                                                                           ------------       ----------
    Reorganization activities:
       Net payment of liabilities subject to compromise                        (333,677)               0
                                                                           ------------       ----------
               Net cash used in reorganization activities                      (333,677)               0
                                                                           ------------       ----------
       Cash flows from investing activities:
           Purchase of property, plant and equipment                            (33,596)               0
                                                                           ------------       ----------
               Net cash used in investing activities                            (33,596)               0
                                                                           ------------       ----------
       Cash flows from financing activities
           Proceeds from senior debt                                            931,135                0
           Proceeds from other borrowing                                         16,000                0
           Repayments on borrowings                                             (31,994)         (54,036)
           Payments on capital lease obligation                                 (30,610)         (30,814)
                                                                           ------------       ----------
               Net cash provided by (used in) financing activities              884,531          (84,850)
                                                                           ------------       ----------
       Net increase in cash and cash equivalents                                148,748          253,791
       Cash and cash equivalents at beginning of period                         138,748           59,183
                                                                           ------------       ----------
       Cash and cash equivalents at end of period                          $    287,496       $  312,974
                                                                           ============       ==========

       See accompanying notes.

                        REORGANIZED CONSUMAT SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS

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

2. As discussed in the Company's Annual Report on Form 10-KSB for the period ended December 31, 1995, the Company had it's Second Amended Plan of Reorganization, as amended by a Modification to Second Amended Plan of Reorganization, jointly (the"Plan") confirmed by the Bankruptcy Court on February 28, 1996. The effective date of the Plan was March 12, 1996 (the "Effective Date"). See the Form 10-KSB for a detailed description of the Plan provisions.

         In accordance with the Plan and the provisions of the American Institute of Certified Public Accountants' Statement of Position 90-7, the Company adopted fresh start reporting as of the Effective Date. Table 1 following these Notes to Financial Statements reflects the Balance Sheet of the Company on March 12, 1996 after the effects of the Plan and the fresh start reporting are shown. The retained earnings shown on the June 30, 1996 Balance Sheet are the result of income generated subsequent to the Effective Date.

3. The cash and cash equivalents balance at June 30, 1996 includes $92,500 of restricted cash, pledged as collateral for a guarantee bond issued in June, 1996 and due to be outstanding through December, 1997.

4. Earnings per share are computed on the weighted average number of common and common equivalent shares outstanding during the period to the extent the equivalents have a dilutive effect on earnings per common share. The number of shares used in computing earnings per share was 1,558,732 and 1,558,218 for the three and six month periods ended June 30, 1995, respectively. The number of shares used in computing primary and fully diluted earnings per share for the three and six month periods ended June 30, 1996 was 1,010,000 and 1,575,000, respectively. The fully diluted number takes into account up to 475,000 shares in warrants issued to Sirrom Capital Corporation as part of the bankruptcy financing agreements.

5. The Company incurred interest expense of $131,874 and $50,509 during the six month periods ended June 30,1996 and 1995, respectively.

6. Effective January 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes," which requires the liability method of accounting similar to the method previously used by the Company under FASB Statement No. 96. The components of the deferred tax asset at January 1, 1996 relate primarily to certain financial statement reserves and the Company's net operating loss carryforward. The valuation allowance provided by the Company has resulted in no deferred tax asset being reflected in the June 30, 1996 balance sheet.


                                     Page 7

                                     TABLE 1
                       REORGANIZED CONSUMAT SYSTEMS, INC.
                                  Balance Sheet
                                 March 12, 1996



                                                                        Pre            Post              Debt         Exchange
                                                                    Confirmation    Confirmation       Discharge        of
                                                                                        Loan                           Stock
                                                                    ------------    ------------       ---------      --------
ASSETS
Current Assets:
  Cash and cash equivalents                                         $    222,078       $ 62,055        $(323,917)
  Accounts receivable (net of allowance
      for doubtful accounts of $10,000)                                1,112,756
  Stock subscription
  Inventories                                                            173,148
  Prepaid expenses and other                                              74,507              0                0              0
                                                                    ------------       --------        ---------     ----------
              TOTAL CURRENT ASSETS                                     1,582,489        462,055         (323,917)             0

Property, plant and equipment, at cost
   net of accumulated depreciation and amortization                      614,418
Note receivable from officer                                              38,000                         (18,972)
Debt  issuance costs, net of accumulated amortization                     56,359         37,945
Reorganization value in excess of amounts
   allocable to identifiable assets                                            0              0                0
                                                                    ------------       --------        ---------     ----------
                                                                       2,291,266        500,000         (342,889)             0
                                                                    ------------       --------        ---------     ----------
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

LIABILITIES
  Current liabilities
    Accounts payable                                                      43,846
    Other                                                                570,114                         (89,320)
    Current  position of indebtedness                                     78,424              0           82,075              0
                                                                    ------------       --------        ---------     ----------
              TOTAL CURRENT LIABILITIES                                  692,384              0           (7,245)             0

Liabilities subject to compromise                                        627,149                        (627,149)
Indebtedness
   Senior debt                                                         1,000,000        500,000
   Long-term  debt less current position                                                                 131,598
Capitalized lease obligation less current position                       559,120

STOCKHOLDERS' EQUITY (DEFICIT)
Common  stock-old                                                      4,694,097                                     (4,694,097)
Common stock-new                                                                                         150,000        500,000
Capital in excess of par value                                         5,208,958                                      4,194,097
Retained earnings                                                    (10,490,442)             0            9,907
                                                                    ------------       --------        ---------     ----------
              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      (587,387)             0          159,907              0
                                                                    ------------       --------        ---------     ----------
                                                                    $  2,291,266       $500,000        ($342,889)            $0
                                                                    ============       ========        =========     ==========


                                                            Issuance         Fresh       Reorganized
                                                             of New          Start         Balance
                                                             Stock                          Sheet
                                                            --------         -----       -----------
ASSETS
Current Assets:
  Cash and cash equivalents                                                               $  360,216
  Accounts receivable (net of allowance
      for doubtful accounts of $10,000)                                                    1,112,756
  Stock subscription                                           17,633                         17,633
  Inventories                                                                                173,148
  Prepaid expenses and other                                        0               0         74,507
                                                             --------      ----------     -=========
              TOTAL CURRENT ASSETS                             17,633               0      1,738,260

Property, plant and equipment, at cost
   net of accumulated depreciation and amortization                                          614,418
Note receivable from officer                                                                  19,028
Debt  issuance costs, net of accumulated amortization                                         94,304
Reorganization value in excess of amounts
   allocable to identifiable assets                                 0       1,398,480      1,398,480
                                                               17,633       1,398,480      3,864,490
                                                             --------      ----------     -=========
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

LIABILITIES
  Current liabilities
    Accounts payable                                                                          43,846
    Other                                                                                    480,794
    Current  position of indebtedness                         (21,367)              0        139,132
                                                             --------      ----------     -=========
              TOTAL CURRENT LIABILITIES                       (21,367)              0        663,772

Liabilities subject to compromise                                                                  0
Indebtedness
   Senior debt                                                                             1,500,000
   Long-term  debt less current position                                                     131,598
Capitalized lease obligation less current position                                           559,120

STOCKHOLDERS' EQUITY (DEFICIT)
Common  stock-old                                                                                  0
Common stock-new                                              360,000                      1,010,000
Capital in excess of par value                               (321,000)     (9,082,055)
Retained earnings                                                          10,480,535
                                                             --------      ----------     -=========
              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)             39,000       1,398,480      1,010,000
                                                             --------      ----------     -=========
                                                              $17,633      $1,398,480     $3,864,490
                                                             ========      ==========     ==========

                       REORGANIZED CONSUMAT SYSTEMS, INC.

                          PART I. FINANCIAL INFORMATION

             ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS OF UNAUDITED CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  As was discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, the Company began fiscal year 1996 operating as a debtor-in-position in its Chapter 11 bankruptcy proceeding. The Company's Chapter 11 reorganization plan, (the "Plan"), was confirmed on February 28, 1996 and the Effective Date of the Plan was March 12, 1996. As is discussed further in Note 2 to the Financial Statements, the Company accounted for its reorganization using fresh start reporting. This reporting allowed the Company to eliminate the retained deficit of the Company as of the Effective Date and to restate the balance sheet at that time.
                  The effect of this reporting allowed the Company to emerge from its Chapter 11 bankruptcy proceeding in a financial position stronger than its financial position prior to the commencement of its Chapter 11 bankruptcy proceeding.
                  In  addition,  the  Company  was able to  obtain  loans in the amount of $1,500,000 from Sirrom Capital Corporation. The loan proceeds, received both during and subsequent to the Chapter 11 bankruptcy proceeding, were used to provide working capital for operations and to consummate the Plan.
                  The effects of the consummation of the Plan and the fresh-start reporting allowed the Company to emerge from its Chapter 11 bankruptcy proceeding with a working capital surplus of approximately $1,074,000 and a net capital surplus of $1,010,000. At June 30, 1996, the Company had a working capital surplus of $1,277,814 and a net capital surplus of $1,238,295.

                    2ND QUARTER 1996 - RESULTS OF OPERATIONS

                  The Company earned $139,914 on revenues of $1,357,250 in the second quarter of 1996. In the second quarter of 1995 the Company earned $34,731 on revenues of $1,252,765.

                              LIQUIDITY AND CAPITAL

                  Backlog was  $1,018,043  and  $3,110,000  at June 30, 1996 and
December 31, 1995, respectively.


                          RESULTS OF OPERATION 6/30/96
                              COMPARED WITH 6/30/95

                  Total  revenues  for  the  six  months  ended  June  30,  1996
increased  by  $373,000  or  16.5%.  Total  cost  of  operations   increased  by
approximately $67,000 for the first half of 1996. This resulted in a gross margin for the first six months of 1996 of 31.7% compared to 23.5% for the same period in 1995. Selling, general and administrative expenses increased by approximately $1,300 or 0.3%.

                                GENERAL COMMENTS

                  Other items stated in the 1995 Form 10-KSB are incorporated by reference.

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

                  A description of legal proceedings for the quarter ended June 30, 1996 was previously reported in the Company's report on Form 10-KSB for the year ended December 31, 1995.

ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Stockholders of the Company, was held on June 14, 1996 for the purposes of electing a board of directors, considering a proposal to adopt the 1996 Employee Stock Option Plan, considering a proposal to adopt the 1996 Non-Employee Stock Option Plan and ratifying the selection of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934.


                  All of management's nominees for directors listed in the proxy statement were elected.


                  The proposal of management to adopt the 1996 Employee Stock Option Plan was approved by the following vote:

                   Shares         Shares
                    Voted          Voted          Shares
                     For          Against        Abstaining

                   783,703        27,943            1,153



                  The proposal of management to adopt the 1996 Non-Employee Stock Option Plan was approved by the following vote:



                    Voted            Voted            Shares
                     For            Against         Abstaining

                   780,129           31,739            1,150


                  The selection of Parham, P.C. as independent auditors was ratified by the following vote:


                    Voted            Voted            Shares
                     For            Against         Abstaining

                   864,123           480               1,421

ITEM 5 - OTHER INFORMATION

                  At a regular meeting of the Board of Directors held on June 14, 1996, the Board unanimously elected Mr. Charles E. Horner a director of the Company.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
             None.
         (b) Reports on Form 8-K
             None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                         REORGANIZED CONSUMAT
                                         SYSTEMS, INC.
                                         Registrant


         Date:  August 8, 1996           /s/ Robert L. Massey
                                         ------------------------
                                         Robert L. Massey
                                         Chief Executive Officer


         Date:  August 8,1996            /s/ Mark E. Hills
                                         ------------------------
                                         Mark E. Hills
                                         Chief Financial Officer