Form 10-Q
period 1996-09-30
CONSUMAT SYSTEMS INC
filed 1996-11-19
CIK 312950

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)*
[ X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996 or

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

                                    YES X   NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Class                                          Number of Shares
-----------------------------                         ---------------------
Common Stock, par value $1.00                                1,010,000

                       REORGANIZED CONSUMAT SYSTEMS, INC.



                                      INDEX


                                                                       Page No.

Part I. Financial Information:

   Item 1:

           Balance Sheets................................................   4

           Statements of Income..........................................   5

           Statements of Cash Flows......................................   7

           Notes to Financial Statements.................................   8

   Item 2:

           Management's Discussion and Analysis of Consolidated
           Financial Condition and Results of Operations................   11

Part II. Other Information

   Item 1:

         Legal Proceedings..............................................   12

   Item 6:

         Exhibits and Reports on Form 8-K...............................   12


         Signatures.....................................................   13

                       REORGANIZED CONSUMAT SYSTEMS, INC.


                          PART I. FINANCIAL INFORMATION

                                     ITEM 1.

                                   REORGANIZED CONSUMAT SYSTEMS, INC.
                                             BALANCE SHEETS

                                                                  Successor              Predecessor
                                                                  ---------              -----------
                                                                September 30,            December 31,
  ASSETS                                                            1996                     1995
                                                                    ----                     ----
                                                                 (Unaudited)               (Audited)
Current assets:
  Cash and cash equivalents                                      $     775,615          $      138,748
  Accounts receivable (net of allowance for
    doubtful accounts of $10,000 at September 30,
    1996 and December 31, 1995)                                        732,704                 528,213
  Inventories                                                          238,679                 222,652
  Prepaid expenses and other                                            92,359                  87,201
                                                                 -------------          --------------
   Total current assets                                              1,839,357                 976,814

Property, plant and equipment, at cost,
  net of accumulated depreciation and amortization                     661,721                 630,624
Note receivable from officer                                            19,028                  38,000
Debt issuance costs, net of accumulated
  amortization                                                          87,758                  27,244
Deferred income taxes, net                                             124,320
Reorganization value in excess of amount                                                             -
  allocable to identifiable assets, net of
  accumulated amortization                                           1,119,728                       -
                                                                 -------------          --------------
                                                                  $  3,851,912           $   1,672,682
                                                                 =============          ==============
  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term debt and capital
    lease obligation                                             $     138,390          $       64,611
  Accounts payable                                                      95,084                  56,121
  Accrued warranty expense                                              89,340                  90,856
  Other accrued expenses                                               185,355                 266,555
                                                                 -------------          --------------
   Total current liabilities                                           508,169                 478,143

Liabilities subject to compromise                                                              743,862

Senior debt                                                          1,500,000                 500,000
Long-term debt                                                          94,753                       -
Capitalized lease obligation                                           521,602                 576,750

Stockholders' equity (deficit)
  Common stock, $1 par value: authorized 5,000,000 shares;
    issued 1,010,000 at September 30, 1996 and
    authorized 3,333,333 shares; issued 1,564,699 at
    December 31, 1995                                                1,010,000               4,694,097
  Capital in excess of par value                                             -               5,208,958
  Retained earnings (deficit)                                          217,388             (10,529,128)
                                                                 -------------          --------------
   Total stockholders' equity (deficit)                              1,346,624                (626,073)
                                                                 -------------          --------------
                                                                  $  3,851,912           $   1,672,682
                                                                 =============          ==============

See accompanying notes.

                             REORGANIZED CONSUMAT SYSTEMS, INC.
                                    STATEMENTS OF INCOME
                                         (Unaudited)

                                                   Successor                  Predecessor
                                                   ---------                  -----------
                                                  Three Month                 Three Month
                                                  Period ended               Period ended
                                                  September 30,              September 30,
                                                       1996                        1995
                                                       ----                        ----
Revenues                                          $   1,345,507               $   1,129,048

Cost of goods sold                                      896,519                     816,670
                                                  -------------               -------------
Gross profit                                            448,988                     312,378

Selling, general and
 administrative expenses                                252,374                     255,561
                                                  -------------               -------------
Operating income                                        196,614                      56,817

Other income (expense):
  Investment income                                      10,719                       1,617
  Interest expense                                      (71,601)                    (24,495)
  Amortization expense                                  (17,310)                          -
  Other                                                     781                         546
                                                  -------------               -------------
                                                        (77,411)                    (22,332)
                                                  -------------               -------------

Income before income tax expense                        119,203                      34,485

Income tax expense                                       45,297                           -

Net income                                      $        73,906             $        34,485
                                                ===============             ===============


Earnings per common share:
Primary                                                   $0.06                       $0.02


Fully diluted                                             $0.05                       $0.02


See accompanying notes.

                                       REORGANIZED CONSUMAT SYSTEMS, INC.
                                              STATEMENTS OF INCOME
                                                   (Unaudited)

                                                   Successor                            Predecessor
                                                   ---------                            -----------
                                                  Period from               Period from            Nine Month
                                                  March 12 to               January 1 to          Period ended
                                                 September 30,                March 11,           September 30,
                                                      1996                      1996                  1995
                                                      ----                      ----                  ----
Revenues                                          $   3,063,893              $   923,043          $   3,397,146
                                                  -------------              -----------          -------------

Cost of goods sold                                    1,993,367                  706,309              2,552,762

Gross profit                                          1,070,526                  216,734                844,384

Selling, general and
 administrative expenses                                548,048                  177,710                727,611
                                                  -------------              -----------          -------------
Operating income                                        522,478                   39,024                116,773

Other income (expense):
  Investment income                                      12,354                        -                  5,159
  Interest expense                                     (156,282)                 (47,193)               (75,004)
  Amortization expense                                  (35,255)                  (1,805)                     -
  Other                                                   7,331                   48,660                 29,963
                                                  -------------              -----------          -------------
                                                       (171,852)                    (338)               (39,882)
                                                  -------------              -----------          -------------

Income before reorganization items,fresh
 start revaluation, income tax expense and
 extraordinary item                                     350,626                   38,686                 76,891

Fresh start revaluation                                       -                  538,480                      -

Income before income tax expense and
 extraordinary item                                     350,626                  577,166                 76,891

Income tax expense                                      133,238                        -                      -

Income before extraordinary item                        217,388                  577,166                 76,891

Extraordinary item-gain on debt discharge                     -                    9,907                      -
                                                  -------------              -----------          -------------
Net income                                       $      217,388              $   587,073        $        76,891
                                                 ==============              ===========        ===============


Earnings per common share:
Primary                                                   $0.17                    $0.38                  $0.05

Fully diluted                                             $0.15                    $0.38                  $0.05


See accompanying notes.

                                        REORGANIZED CONSUMAT SYSTEMS, INC.
                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                    Successor              Predecessor
                                                                    ---------              -----------
                                                                   Period from    Period from        Nine Month
                                                                    March 12 to   January 1 to      Period ended
                                                                   September 30,    March 11,       September 30,
                                                                      1996            1996               1995
                                                                      ----            ----               ----
Cash flows from operating activities
Net income                                                         $ 217,388        $ 587,073          $  76,891
 Adjustments to reconcile net income to
  net cash provided by operating activities
   Depreciation and amortization                                      71,761           18,011            120,644
   Non cash compensation costs                                          --               --                2,000
   Defered income taxes                                              125,722             --                 --
   Fresh start revaluation                                              --           (538,480)              --
   Extraordinary item - gain on debt discharge                          --             (9,907)              --
   Changes in operating assets and liabilities
    net of non-cash transactions:
     Accounts receivable                                             380,052         (584,543)           (70,293)
     Inventories                                                     (65,531)          49,504              6,649
     Other current assets                                               (219)          (4,939)           (20,390)
     Accounts payable                                                 51,238          (12,275)           (78,302)
     Other current liabilities                                      (206,098)         127,274            (19,137)
                                                                   ---------        ---------          ---------
             Net cash provided by (used in) operating activities     574,313         (368,282)            18,062
                                                                   ---------        ---------          ---------

  Reorganization activities:
     Sale of new stock                                                  --             39,000               --
     Net payment of liabilities subject to compromise                   --           (342,889)              --
                                                                   ---------        ---------          ---------
             Net cash used in reorganization activities                 --           (303,889)              --
                                                                   ---------        ---------          ---------

     Cash flows from investing activities:
         Purchase of property, plant and equipment                   (83,809)            --                 --

     Cash flows from financing activities
         Proceeds from senior debt net                                  --            931,135               --
         Proceeds from other borrowings                               16,000             --               99,002
         Repayments on borrowings/capital lease obligations          (91,105)         (37,496)          (126,818)
                                                                   ---------        ---------          ---------
             Net cash provided by (used in) financing activities     (75,105)         893,639            (27,816)
                                                                   ---------        ---------          ---------

     Net increase in cash and cash equivalents                       415,399          221,468             (9,754)
     Cash and cash equivalents at beginning of period                360,216          138,748             59,183

     Cash and cash equivalents at end of period                    $ 775,615        $ 360,216          $  49,429
                                                                   =========        =========          =========

See accompanying notes.
                                                     Page 7

                        REORGANIZED CONSUMAT SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS

1. The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made herein are adequate and that the information presented is not misleading. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the periods presented have been made (and any such adjustments are of a normal recurring nature). These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 filed with the Securities and Exchange Commission.

2. As discussed in the Company's Annual Report on Form 10-KSB for the period ended December 31, 1995, the Company's Second Amended Plan of Reorganization, as amended by a Modification to Second Amended Plan of Reorganization (the "Plan") was confirmed by the Bankruptcy Court on February 28, 1996. The effective date of the Plan was March 12, 1996 (the "Effective Date"). See the Form 10-KSB for a detailed description of the Plan provisions. The periods and dates prior to the Company's emergence from its Chapter 11 bankruptcy proceeding are referred to as those of the predecessor Company (the "Predecessor") while the period and dates subsequent to its emergence are referred to as those of the successor Company (the "Successor").

       Pursuant to the American Institute of Certified Public Accountants' Statement of Position ("SOP") 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company adopted fresh start reporting as of the Effective Date. Table 1 following these Notes to Financial Statements reflects the Balance Sheet of the Company on March 12, 1996 after the effects of the Plan and the fresh start reporting are shown. The retained earnings shown on the September 30, 1996 Balance Sheet are the result of income generated subsequent to the Effective Date.

       In accordance with SOP 90-7, the accompanying financial statements have been reformatted from prior periods to show the financial position and results of operations of the Predecessor and Successor as if they were separate entities. In addition, certain items related to the Company's emergence from its Chapter 11 bankruptcy proceeding have been restated in accordance with GAAP as follows. A deferred tax asset in the amount of $250,042 was set up as of March 12, 1996 to reflect the expected use by the Successor of the Predecessor's net operating loss ("NOL") carryforwards. This resulted in a decrease of the "Reorganization value in excess of amounts allocable to identifiable assets" account of a like amount. The statements of income of the Successor have also been restated to show a current income tax expense. The Company previously reported the current income tax expense net of any tax benefit of NOL carryforwards available. But, because the NOL carryforwards were generated by the Predecessor, the Successor must report its full income tax expense. The income tax benefit to the Successor is shown as a reduction in the deferred tax asset discussed above. This results in a reduction in net income as well as a corresponding reduction in earnings per share. Also, the number of shares used in calculating primary earnings per share ("EPS") has been increased to reflect 250,000 shares subject to a warrant granted to Sirrom Capital Corporation as part of the Plan which is exercisable on or after March 31,1998.

3. The cash and cash equivalents balance at September 30, 1996 includes $92,500 of restricted cash, pledged as collateral for a guarantee bond issued in June, 1996 and maturing in December, 1997.

4. Earnings per share is calculated based on the weighted average number of common and common equivalent shares outstanding during the period to the extent the equivalents have a dilutive effect on earnings per common share. The number of shares used in computing primary and fully diluted earnings per share for the periods ended September, 30, 1996 was 1,260,000 and 1,485,000, respectively. The fully diluted number takes into account an additional 225,000 shares which could be issued to Sirrom Capital Corporation pursuant to a warrant granted as part of the Company's financing agreements.

5. The inventory balance at September 30, 1996 includes raw materials of $230,853 and work in process of $7,826. The inventory balance at December 31, 1995 included raw materials of $204,509 and work in process of $18,143. Inventories used on contracts in progress are included in cost of goods sold to accurately match the cost with the revenue recognized on those contracts by the percentage of completion method of revenue recognition.

6. Income taxes have been provided as follows in the accompanying statements of income:

                                                              Period From
                                       Three Months            March 12 -
                                       Ended Sept 30             Sept 30
                                       -------------             -------

            Current
                 Federal                      $2,044              $6,013
                 State                           511               1,503
            Deferred
                 Federal                      38,486             113,200
                 State                         4,256              12,522
                                       -------------           ---------
                                             $45,297            $133,238

       Income taxes are provided at the applicable federal and state rates.

       Only $6,013 of federal income tax is payable due primarily to utilization of NOL carryforwards.

       At September 30, 1996, the Company had NOL carryforwards of approximately $3.8 million for federal income tax purposes. Such NOL carryforwards, if not used as offsets to future taxable income, will expire beginning in 1996 and continuing through 2008. Certain of these NOL carryforwards available for future utilization are limited as the result of a change in ownership of the Company which occurred in 1992. In addition the company has deferred tax assets which have arisen from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These differences are primarily caused by fixed assets and accrued warranty expense.

       In accordance with FAS 109, the Company has recognized the portion of future benefits associated with the NOL's that management feels will more likely than not be realized. This amount totals $250,042 and $128,120 as of March 12, 1996 and September 30, 1996. A valuation allowance has been set up against the remaining amount.


                                                               TABLE 1
                                                 REORGANIZED CONSUMAT SYSTEMS, INC.
                                                            Balance Sheet
                                                           March 12, 1996


                                                              Pre             Post            Debt          Exchange       Issuance
                                                          Confirmation    Confirmation     Discharge           of           of New
                                                                              Loan                           Stock          Stock
ASSETS
Current Assets:
Cash and cash equivalents                                    $222,078      $ 462,055      $  (323,917)
  Accounts receivable (net of allowance
      for doubtful accounts of $10,000)                     1,112,756
  Stock subscription                                                                                                         17,633
  Inventories                                                 173,148
  Prepaid expenses and other                                   74,507              0                0              0              0
                                                            ---------        -------         --------              -         ------
              TOTAL CURRENT ASSETS                          1,582,489        462,055         (323,917)             0         17,633


Property, plant and equipment, at cost
   net of accumulated depreciation and amortization           614,418
Note receivable from officer                                   38,000                         (18,972)
Debt  issuance costs, net of accumulated amortization          56,359         37,945
Deferred income taxes, net
Reorganization value in excess of amounts
   allocable to identifiable assets                                 0              0                0                             0
                                                            2,291,266        500,000         (342,889)             0         17,633
                                                            ---------        -------         --------              -         ------

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
LIABILITIES
  Current liabilities
    Accounts payable                                           43,846
    Other                                                     570,114                         (89,320)
    Current  portion of indebtedness                           78,424              0           82,075              0        (21,367)
                                                            ---------        -------         --------              -         ------
              TOTAL CURRENT LIABILITIES                       692,384              0           (7,245)             0        (21,367)

Liabilities subject to compromise                             627,149                        (627,149)
Indebtedness
   Senior debt                                              1,000,000        500,000
   Long-term  debt less current position                                                      131,598
  Capitalized lease obligation less current position          559,120

STOCKHOLDERS' EQUITY (DEFICIT)
Common  stock-old                                           4,694,097                                     (4,694,097)
Common stock-new                                                                              150,000        500,000        360,000
Capital in excess of par value                              5,208,958                                      4,194,097       (321,000)
Retained earnings                                         (10,490,442)             0            9,907
                                                          -----------        -------         --------              -         ------
              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           (587,387)             0          159,907              0         39,000
                                                            ---------        -------         --------              -         ------
                                                           $2,291,266       $500,000        ($342,889)            $0        $17,633
                                                           ==========       ========        =========             ==        =======


                                                                   Fresh       Reorganized
                                                                   Start         Balance
                                                                                  Sheet
ASSETS
Current Assets:
Cash and cash equivalents                                                        $360,216
  Accounts receivable (net of allowance
      for doubtful accounts of $10,000)                                         1,112,756
  Stock subscription                                                               17,633
  Inventories                                                                     173,148
  Prepaid expenses and other                                             0         74,507
              TOTAL CURRENT ASSETS                                       0      1,738,260

Property, plant and equipment, at cost
   net of accumulated depreciation and amortization                               614,418
Note receivable from officer                                                       19,028
Debt  issuance costs, net of accumulated amortization                              94,304
Deferred income taxes, net                                         250,042        250,042
Reorganization value in excess of amounts
   allocable to identifiable assets                              1,148,438      1,148,438
                                                                 ---------      ---------
                                                                 1,398,480      3,864,490
                                                                ==========     ==========

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
LIABILITIES
  Current liabilities
    Accounts payable                                                               43,846
    Other                                                                         480,794
    Current  portion of indebtedness                                     0        139,132
                                                                 ---------      ---------
              TOTAL CURRENT LIABILITIES                                  0        663,772

Liabilities subject to compromise                                                       0
Indebtedness
   Senior debt                                                                  1,500,000
   Long-term  debt less current position                                          131,598
  Capitalized lease obligation less current position                              559,120

STOCKHOLDERS' EQUITY (DEFICIT)
Common  stock-old                                                                       0
Common stock-new                                                                1,010,000
Capital in excess of par value                                  (9,082,055)
Retained earnings                                               10,480,535
                                                                 ---------      ---------
              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)               1,398,480      1,010,000
                                                                 ---------      ---------
                                                                $1,398,480     $3,864,490
                                                                ==========     ==========

                       REORGANIZED CONSUMAT SYSTEMS, INC.

                          PART I. FINANCIAL INFORMATION

ITEM 2   MANAGEMENTS DISCUSSION AND ANALYSIS OF UNAUDITED
                  CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As was discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, the Company began fiscal year 1996 operating as a debtor-in-position in its Chapter 11 bankruptcy proceeding. The Company's Chapter 11 reorganization plan, as amended (the "Plan"), was confirmed by the Bankruptcy Court on February 28, 1996 and the Effective Date of the Plan was March 12, 1996. As is discussed further in Note 2 to the Financial Statements, the Company accounted for its reorganization using fresh start reporting. This reporting allowed the Company to eliminate the retained deficit of the Company as of the Effective Date and to restate the balance sheet at that time.
         The effect of this reporting allowed the Company to emerge from its Chapter 11 bankruptcy proceeding in a financial position stronger than its financial position prior to the commencement of its Chapter 11 bankruptcy proceeding.
         In addition, the Company was able to obtain loans in the amount of $1,500,000 from Sirrom Capital Corporation. The loan proceeds, received both during and subsequent to the Chapter 11 bankruptcy proceeding, were used to provide working capital for operations and to consummate the Plan.
         The results of operations for the three month periods ended September 30, 1996 and 1995 have been presented as the Successor's and Predecessor's respective historical results of operations because the adoption of fresh start reporting occurred prior to the beginning of the September 30, 1996 period. To facilitate a more meaningful comparison of the Company's year-to-date operating performance, the following discussion of the results of operations is partially presented on a combined basis for certain items for which the fresh start reporting does not affect comparability.
         The effects of the consummation of the Plan and the fresh-start reporting allowed the Company to emerge from its Chapter 11 bankruptcy proceeding with a working capital surplus of approximately $1,074,000 and a net capital surplus of $1,010,000. At September 30, 1996, the Company had a working capital surplus of $1,331,188 and a net capital surplus of $1,346,624.

                    3rd QUARTER 1996 - RESULTS OF OPERATIONS

         The Successor earned $73,906 after taxes on revenues of $1,345,507 in the third quarter of 1996. In the third quarter of 1995 the Predecessor earned $34,485 on revenues of $1,129,048. The income before taxes for the third quarter of 1996 was $119,203 as compared to $34,485 for the same period in 1995. As discussed in Note 2 to the unaudited financial statements, the Successor incurred income tax expense of $45,297 for 1996 as compared to $0 in 1995 due to the current benefit of the use of the NOL carryforwards in 1995.

                              LIQUIDITY AND CAPITAL

         Backlog was $1,995,760 and $3,110,000 at September 30, 1996 and December 31, 1995, respectively.

                          RESULTS OF OPERATION 9/30/96
                              COMPARED WITH 9/30/95

         Total combined (Predecessor plus Successor) revenues for the nine months ended September 30, 1996 increased by $590,000 or 17.4%. Total cost of operations increased by approximately $147,000 for the first nine months of 1996. This resulted in a gross margin for the first nine months of 1996 of 32.3% compared to 24.9% for the same period in 1995. Selling, general and administrative expenses decreased by approximately $1,900.
         The combined operations for the nine months ended September 30 resulted in income before extraordinary items and income taxes of $389,312 on revenues of $3,986,936 in 1996 as compared to $76,891 on revenues of $3,397,146 in 1995. As previously discussed, the Successor's net income for the period March 12 through September 30 reports income tax expense of $133,238. Of this expense, only approximately $7,500 is currently due as the remainder is offset by timing differences ($3,800) and the use of the Predecessor's NOL carryforwards ($121,922).
         The interest expense for the nine months ended September 30,1996 was $203,475 as compared to $75,004 for the same period in 1995. The increase is the result of the interest incurred on the $1.5 million of Senior debt incurred during and subsequent to the bankruptcy proceeding.


                                GENERAL COMMENTS

         Other items stated in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 are incorporated by reference.


                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         A description of legal proceedings for the quarter ended September 30, 1996 was previously reported in the Company's report on Form 10-KSB for the year ended December 31, 1995.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
             None.

         (b) Reports on Form 8-K
          (i) Current report on Form 8-K dated October 18, 1996 concerning "Item 4 - Change in Registrant's Certifying Accountant"

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                              REORGANIZED CONSUMAT SYSTEMS, INC.
                                                         Registrant


Date:  November 18, 1996                       /s/ Robert L. Massey
                                               ---------------------------------
                                               Robert L. Massey
                                               Chief Executive Officer


Date:  November 18, 1996                       /s/ Mark E. Hills
                                               ---------------------------------
                                               Mark E. Hills
                                               Chief Financial Officer