Form 10QSB/A
period 1996-03-31
CONSUMAT SYSTEMS INC
filed 1997-01-10
CIK 312950

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

          Class                                     Number of Shares
-----------------------------------               ---------------------
Common Stock, par value $1.00                           1,010,000

                       REORGANIZED CONSUMAT SYSTEMS, INC.



                                      INDEX


                                                                        Page No.

Part I. Financial Information:

   Item 1:

           Balance Sheets..............................................    4

           Statements of Income........................................    5

           Statements of Cash Flows....................................    6

           Notes to Financial Statements...............................    7

   Item 2:

           Management's Discussion and Analysis of Consolidated
           Financial Condition and Results of Operations...............   10

Part II. Other Information

   Item 1:

            Legal Proceedings..........................................   11

   Item 6:

            Exhibits and Reports on Form 8-K...........................   11


            Signatures.................................................   12

                       REORGANIZED CONSUMAT SYSTEMS, INC.


                          PART I. FINANCIAL INFORMATION

                                     ITEM 1.

                       REORGANIZED CONSUMAT SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                                  Successor                     Predecessor
                                                                                  ---------                     -----------
                                                                                  March 31,                     December 31,
  ASSETS                                                                            1996                            1995
                                                                                    ----                            ----
                                                                                 (Unaudited)                     (Audited)
Current assets:
  Cash and cash equivalents                                                   $    117,537                    $   138,748
  Accounts receivable (net of allowance for
    doubtful accounts of $10,000 at March 31,
    1996 and December 31, 1995)                                                  1,280,079                        528,213
  Inventories                                                                      203,535                        222,652
  Prepaid expenses and other                                                        67,236                         87,201
                                                                                ----------                     ----------

   Total current assets                                                          1,668,387                        976,814

Property, plant and equipment, at cost,
  net of accumulated depreciation and amortization                                 609,935                        630,624
Note receivable from officer                                                        19,028                         38,000
Debt issuance costs, net of accumulated
  amortization                                                                      93,669                         27,244
Deferred income taxes, net                                                         218,353
Reorganization value in excess of amount                                                                                -
  allocable to identifiable assets, net of
  accumulated amortization                                                       1,148,438                              -
                                                                                ----------                     ----------

                                                                              $  3,757,810                    $ 1,672,682
                                                                              =============                   ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term debt and capital
    lease obligation                                                          $    125,217                    $    64,611
  Accounts payable                                                                  73,867                         56,121
  Billings in excess of revenues recognized                                        116,900                              -
  Accrued warranty expense                                                          86,480                         90,856
  Other accrued expenses                                                           114,869                        266,555
                                                                                  --------                        -------

   Total current liabilities                                                       517,333                        478,143

Liabilities subject to compromise                                                        -                        743,862

Senior debt                                                                      1,500,000                        500,000
Long-term debt                                                                     116,561                              -
Capitalized lease obligation                                                       559,120                        576,750

Stockholders' equity (deficit)
  Common stock: $1 par value, authorized 5,000,000 shares;
    issued 1,010,000 at March 31, 1996 and
    $3 par value, authorized 3,333,333 shares;
    issued  1,564,699 at December 31, 1995                                       1,010,000                      4,694,097
  Capital in excess of par value                                                         -                      5,208,958
  Retained earnings (deficit)                                                       54,796                    (10,529,128)
                                                                                 ----------                   ------------

   Total stockholders' equity (deficit)                                          1,064,796                       (626,073)
                                                                                 ----------                   ------------

                                                                              $  3,757,810                    $ 1,672,682
                                                                              =============                   ============


See accompanying notes.

                       REORGANIZED CONSUMAT SYSTEMS, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                                     Successor                           Predecessor
                                                                     ---------                           -----------
                                                                    Period from           Period from                Three Month
                                                                    March 12 to          January 1 to               Period ended
                                                                     March 31,             March 11,                  March 31,
                                                                       1996                  1996                       1995
                                                                       ----                  ----                       ----
Revenues                                                          $  361,136         $   923,043                  $   1,015,333

Cost of goods sold                                                   209,444             706,309                        767,731
                                                                     --------            --------                       -------

Gross profit                                                         151,692             216,734                        247,602

Selling, general and
 administrative expenses                                              50,063             177,710                        246,167
                                                                     -------            --------                        -------

Operating income                                                     101,629              39,024                          1,435

Other income (expense):
  Investment income                                                        -                   -                          1,834
  Interest expense                                                   (12,652)            (47,193)                       (24,294)
  Amortization expense                                                  (635)             (1,805)                             -
  Other                                                                   38              48,660                         28,700
                                                                     --------           ---------                        ------
                                                                     (13,249)               (338)                         6,240
                                                                     --------           ---------                        ------

Income before fresh start revaluation, income
 tax expense and extraordinary item                                   88,380              38,686                          7,675

Fresh start revaluation                                                    -             538,480                              -

Income before income tax expense and
 extraordinary item                                                   88,380             577,166                          7,675

Income tax expense                                                    33,584                   -                              -

Income before extraordinary item                                      54,796             577,166                          7,675

Extraordinary item-gain on debt discharge                                  -               9,907                              -
                                                             ----------------         -----------              ----------------

Net income                                                   $        54,796         $   587,073               $          7,675
                                                             ================        ============              ================


Earnings per common share:
Primary                                                                $0.04               $0.38                          $0.01

Fully diluted                                                          $0.04               $0.38                          $0.01


See accompanying notes.






                       REORGANIZED CONSUMAT SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                         Successor                    Predecessor
                                                                         ---------                    -----------
                                                                        Period from         Period from           Three Month
                                                                        March 12 to         January 1 to          Period ended
                                                                         March 31,           March 11,             March 31,
                                                                           1996                 1996                  1995
                                                                           ----                 ----                  ----
Cash flows from operating activities
  Net income                                                            $  54,796           $ 587,073           $     7,675
   Adjustments to reconcile net income to
    net cash provided by operating activities
     Depreciation and amortization                                          5,118              18,011                40,068
     Defered income taxes                                                  31,689                   -                     -
     Fresh start revaluation                                                    -            (538,480)                    -
     Extraordinary item - gain on debt discharge                                -              (9,907)                    -
     Changes in operating assets and liabilities
      net of non-cash transactions:
       Accounts receivable                                               (167,323)           (584,543)               21,281
       Inventories                                                        (30,387)             49,504                20,340
       Other current assets                                                24,904              (4,939)               30,427
       Accounts payable                                                    30,021             (12,275)             (192,074)
       Other current liabilities                                         (162,545)            127,274               245,808
                                                                        ----------           ---------              -------

               Net cash provided by (used in) operating activities       (213,727)           (368,282)              173,525
                                                                        ----------           ---------              -------

    Reorganization activities:
       Sale of new stock                                                        -              39,000                     -
       Net payment of liabilities subject to compromise                         -             (342,889)                   -
                                                                        ----------           ---------

               Net cash used in reorganization activities                       -             (303,889)                   -
                                                                        ----------           ---------              -------

       Cash flows from investing activities:
           Purchase of property, plant and equipment                            -                   -                     -
                                                                        ----------           ----------             -------

       Cash flows from financing activities
           Proceeds from senior debt net                                        -             931,135                     -
           Proceeds from other borrowings                                       -                   -                     -
           Repayments on borrowings/capital lease obligations             (28,952)            (37,496)              (59,584)
                                                                        ----------           ----------             -------
               Net cash provided by (used in) financing activities        (28,952)            893,639               (59,584)
                                                                        ----------           ----------            --------

       Net increase (decrease) in cash and cash equivalents              (242,679)            221,468               113,941
       Cash and cash equivalents at beginning of period                   360,216             138,748                59,183

       Cash and cash equivalents at end of period                       $ 117,537           $ 360,216           $   173,124
                                                                        ==========           ==========           =========


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

            The financial statements for the period ended March 31, 1996, contained in this 10-QSB/A have been restated from those originally issued as discussed in the paragraph below.

            In accordance with SOP 90-7, the accompanying financial statements have been reformatted from prior periods to show the financial position and results of operations of the Predecessor and Successor as if they were separate entities. In addition, certain items related to the Company's emergence from its Chapter 11 bankruptcy proceeding have been restated in accordance with GAAP as follows. A deferred tax asset in the amount of $250,042 was set up as of March 12, 1996 to reflect the expected use by the Successor of the Predecessor's net operating loss ("NOL") carryforwards. This resulted in a decrease of the "Reorganization value in excess of amounts allocable to identifiable assets" account of a like amount. The statement of income of the Successor has also been restated to show a current income tax expense. The Company previously reported the current income tax expense net of any tax benefit of NOL carryforwards available. But, because the NOL carryforwards were generated by the Predecessor, the Successor must report its full income tax expense. The income tax benefit to the Successor is shown as a reduction in the deferred tax asset discussed above. This results in a reduction in net income as well as a corresponding reduction in earnings per share. Also, the number of shares used in calculating primary earnings per share ("EPS") has been increased to reflect 250,000 shares subject to a warrant granted to Sirrom Capital Corporation as part of the Plan which is exercisable on or after March 31, 1998.

3. Earnings per share is calculated based on the weighted average number of common and common equivalent shares outstanding during the period to the extent the equivalents have a dilutive effect on earnings per common share. The number of shares used in computing primary and fully diluted earnings per share for the periods ended March 31, 1996 was 1,260,000 and 1,485,000, respectively. The fully diluted number takes into account an additional 225,000 shares which could be issued to Sirrom Capital Corporation pursuant to a warrant granted as part of the Company's financing agreements.

4. The inventory balance at March 31,, 1996 includes raw materials of $200,855 and work in process of $2,680. The inventory balance at December 31, 1995 included raw materials of $204,509 and work in process of $18,143. Inventories used on contracts in progress are included in cost of goods sold to accurately match the cost with the revenue recognized on those contracts by the percentage of completion method of revenue recognition.

5. Income taxes have been provided as follows in the accompanying statements of income:

                                      Period From
                                        March 12-
                                     March 31, 1996
                                     --------------
                 Current
                   Federal              $ 1,516
                   State                    379
                Deferred
                   Federal               28,533
                   State                  3,156
                                        -------
                                        $33,584

            Income taxes are provided at the applicable federal and state rates.

            Only $1,516 of federal income tax is currently payable due primarily to utilization of NOL carryforwards.

            At March 31, 1996, the Company had NOL carryforwards of approximately $3.8 million for federal income tax purposes. Such NOL carryforwards, if not used as offsets to future taxable income, will expire beginning in 1996 and continuing through 2008. Certain of these NOL carryforwards available for future utilization are limited as the result of a change in ownership of the Company which occurred in 1992. In addition the company has deferred tax assets which have arisen from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These differences are primarily related to fixed assets and accrued warranty expense.

            In accordance with FAS 109, the Company has recognized the portion of future benefits associated with the NOL's that management feels will more likely than not be realized. This amount totals $250,042 and $223,400 as of March 12,1996 and March 31, 1996. A valuation allowance has been set up against the remaining amount of the total NOL's.

                                    TABLE 1
                       REORGANIZED CONSUMAT SYSTEMS, INC.
                                 Balance Sheet
                                 March 12, 1996

                                              Pre          Post         Debt       Exchange    Issuance       Fresh     Reorganized
                                         Confirmation  Confirmation   Discharge       of        of New        Start       Balance
                                                           Loan                     Stock        Stock                     Sheet
ASSETS
Current Assets:
  Cash and cash equivalents              $    222,078     $462,055    $(323,917)                                         $  360,216
  Accounts receivable (net of allowance
      for doubtful accounts of $10,000)     1,112,756                                                                     1,112,756
  Stock subscription                                                                              17,633                     17,633
  Inventories                                 173,148                                                                       173,148
  Prepaid expenses and other                   74,507            0            0            0           0             0       74,507
                                         ------------     --------    ---------   ----------   ---------   -----------   ----------
              TOTAL CURRENT ASSETS          1,582,489      462,055     (323,917)           0      17,633             0    1,738,260

Property, plant and equipment, at cost
   net of accumulated depreciation and
   amortization                               614,418                                                                       614,418
Note receivable from officer                   38,000                   (18,972)                                             19,028
Debt  issuance costs, net of accumulated
  amortization                                 56,359       37,945                                                           94,304
Deferred income taxes, net                                                                                     250,042      250,042
Reorganization value in excess of amounts
   allocable to identifiable assets                 0            0            0                        0     1,148,438    1,148,438
                                         ------------     --------    ---------                ---------   -----------   ----------
                                            2,291,266      500,000     (342,889)           0      17,633     1,398,480    3,864,490
                                         ============     ========    =========   ==========   =========   ===========   ==========

LIABILITIES AND STOCKHOLDERS EQUITY
  (DEFICIT)
LIABILITIES
  Current liabilities
    Accounts payable                           43,846                                                                        43,846
    Other                                     570,114                   (89,320)                                            480,794
    Current  portion of indebtedness           78,424            0       82,075            0     (21,367)            0      139,132
                                         ------------     --------    ---------   ----------   ---------   -----------   ----------
              TOTAL CURRENT LIABILITIES       692,384            0       (7,245)           0     (21,367)            0      663,772

Liabilities subject to compromise             627,149                  (627,149)                                                  0
Indebtedness
   Senior debt                              1,000,000      500,000                                                        1,500,000
   Long-term  debt less current position                                131,598                                             131,598
  Capitalized lease obligation less
    current position                          559,120                                                                       559,120

STOCKHOLDERS' EQUITY (DEFICIT)
Common  stock-old                           4,694,097                             (4,694,097)                                     0
Common stock-new                                                        150,000      500,000     360,000                  1,010,000
Capital in excess of par value              5,208,958                              4,194,097    (321,000)   (9,082,055)
Retained earnings                         (10,490,442)           0        9,907                             10,480,535
                                         ------------     --------    ---------                            -----------
              TOTAL STOCKHOLDERS' EQUITY
                (DEFICIT)                    (587,387)           0      159,907            0      39,000     1,398,480    1,010,000
                                         ------------     --------    ---------   ----------   ---------   -----------   ----------
                                         $  2,291,266     $500,000    ($342,889)  $        0   $  17,633   $ 1,398,480   $3,864,490
                                         ============     ========    =========   ==========   =========   ===========   ==========

                       REORGANIZED CONSUMAT SYSTEMS, INC.

                          PART I. FINANCIAL INFORMATION

ITEM 2      MANAGEMENTS DISCUSSION AND ANALYSIS OF UNAUDITED
            CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            As was discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, the Company began fiscal year 1996 operating as a debtor-in-position in its Chapter 11 bankruptcy proceeding. The Company's Chapter 11 reorganization plan, as amended (the "Plan"), was confirmed by the Bankruptcy Court on February 28, 1996 and the Effective Date of the Plan was March 12, 1996. As is discussed further in Note 2 to the Financial Statements, the Company accounted for its reorganization using fresh start reporting. This reporting allowed the Company to eliminate the retained deficit of the Company as of the Effective Date and to restate the balance sheet at that time.
            The effect of this reporting allowed the Company to emerge from its Chapter 11 bankruptcy proceeding in a financial position stronger than its financial position prior to the commencement of its Chapter 11 bankruptcy proceeding.
            In addition, the Company was able to obtain loans in the amount of $1,500,000 from Sirrom Capital Corporation. The loan proceeds, received both during and subsequent to the Chapter 11 bankruptcy proceeding, were used to provide working capital for operations and to consummate the Plan.
            The results of operations for the periods ended March 31, 1996 and 1995 have been presented as the Successor's and Predecessor's respective historical results of operations because the adoption of fresh start reporting occurred during the March 31 1996 period. To facilitate a more meaningful comparison of the Company's year-to-date operating performance, the following discussion of the results of operations is partially presented on a combined basis for certain items for which the fresh start reporting does not affect comparability.
            The effects of the consummation of the Plan and the fresh-start reporting allowed the Company to emerge from its Chapter 11 bankruptcy proceeding with a working capital surplus of approximately $1,074,000 and a net capital surplus of $1,010,000. At March 31, 1996, the Company had a working capital surplus of $1,151,054 and a net capital surplus of $1,064,796.

                    1st QUARTER 1996 - RESULTS OF OPERATIONS

            The Successor earned $54,796 after taxes on revenues of $361,136 in the period March 12 to March 31, 1996. In the first quarter of 1995 the Predecessor earned $7,675 on revenues of $1,015,333.The income before taxes for the period March 12 to March 31, 1996 was $88,380 as compared to $7,675 for the three month period in 1995. As discussed in Note 2 to the unaudited financial statements, the Successor incurred income tax expense of $33,584 for 1996 as compared to $0 in 1995.

                              LIQUIDITY AND CAPITAL

            Backlog was $1,785,228 and $3,110,000 at March 31, 1996 and December 31, 1995, respectively.

                          RESULTS OF OPERATION 3/31/96
                              COMPARED WITH 3/31/95

            Total combined (Predecessor plus Successor) revenues for the three months ended March 31, 1996 increased by $269,000 or 26.5%. Total cost of operations increased by approximately $148,000 for the first three months of 1996. This resulted in a gross margin for the first three months of 1996 of 28.7% compared to 24.4% for the same period in 1995. Selling, general and administrative expenses increased by approximately $18,300 or 7.5%.
            The combined operations for the three months ended March 31 resulted in income before extraordinary items and income taxes of $127,066 on revenues of $1,284,179 in 1996 as compared to $7,675 on revenues of $1,015,333 in 1995. As previously discussed, the Successor's net income for the period March 12 through March 31 includes income tax expense of $33,584. Of this expense, only approximately $1,900 is currently due as the remainder is offset by timing differences and the use of the Predecessor's NOL carryforwards.
            The interest expense for the three months ended March 31,1996 was $59,845 as compared to $24,294 for the same period in 1995. The increase is the result of the interest incurred on the $1.5 million of Senior debt incurred during and subsequent to the bankruptcy proceeding.


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



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits
                None.
            (b) Reports on Form 8-K
                (i) Current report on Form 8-K dated February 28,1996 concerning
                    "Item 3 - Bankruptcy or Receivership" and "Item 5.
                    Other Events".

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

                                             REORGANIZED CONSUMAT
                                             SYSTEMS, INC.
                                             Registrant


Date:  January 8, 1997                       _____________________________
                                             Robert L. Massey
                                             Chief Executive Officer


Date:  January 8, 1997                       _____________________________
                                             Mark E. Hills
                                             Chief Financial Officer