Form 10QSB/A
period 1996-06-30
CONSUMAT SYSTEMS INC
filed 1997-01-10
CIK 312950

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996 or

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

                       REORGANIZED CONSUMAT SYSTEMS, INC.



                                     INDEX


                                                                       Page No.

Part I. Financial Information:

   Item 1:

           Balance Sheets..................................................  4

           Statements of Income............................................  5

           Statements of Cash Flows........................................  7

           Notes to Financial Statements...................................  8

   Item 2:

           Management's Discussion and Analysis of Consolidated
           Financial Condition and Results of Operations................... 11

Part II. Other Information

   Item 1:

            Legal Proceedings.............................................. 12


   Item 4:

            Submissions of Matters to a Vote of Security Holders........... 13


   Item 5:

            Other Information.............................................. 13

   Item 6:

            Exhibits and Reports on Form 8-K............................... 13


            Signatures..................................................... 14

                       REORGANIZED CONSUMAT SYSTEMS, INC.


                          PART I. FINANCIAL INFORMATION

                                     ITEM 1.

                       REORGANIZED CONSUMAT SYSTEMS, INC.
                                 BALANCE SHEETS



                                                              Successor       Predecessor
                                                              ---------       -----------
                                                               June 30,       December 31,
ASSETS                                                          1996             1995
                                                                ----             ----
                                                             (Unaudited)       (Audited)
Current assets:
  Cash and cash equivalents                                 $   287,496       $   138,748
  Accounts receivable (net of allowance for
    doubtful accounts of $10,000 at June 30,
    1996 and December 31, 1995)                               1,348,696           528,213
  Inventories                                                   244,769           222,652
  Prepaid expenses and other                                     97,018            87,201
                                                            -----------       -----------

   Total current assets                                       1,977,979           976,814

Property, plant and equipment, at cost,
  net of accumulated depreciation and amortization              622,683           630,624
Note receivable from officer                                     19,028            38,000
Debt issuance costs, net of accumulated
  amortization                                                   90,713            27,244
Deferred income taxes, net                                      167,064
Reorganization value in excess of amount                                                -
  allocable to identifiable assets, net of
  accumulated amortization                                    1,134,082                 -
                                                            -----------       -----------

                                                            $ 4,011,549       $ 1,672,682
                                                            ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term debt and capital
    lease obligation                                        $   134,121       $    64,611
  Accounts payable                                               87,471            56,121
  Billings in excess of revenues recognized                     245,483                 -
  Accrued warranty expense                                       79,305            90,856
  Other accrued expenses                                        158,747           266,555
                                                            -----------       -----------

   Total current liabilities                                    705,127           478,143

Liabilities subject to compromise                                     -           743,862

Senior debt                                                   1,500,000           500,000
Long-term debt                                                  111,883                 -
Capitalized lease obligation                                    541,059           576,750

Stockholders' equity (deficit)
  Common stock: $1 par value, authorized 5,000,000 shares;
    issued 1,010,000 at June 30, 1996 and
    $3 par value, authorized 3,333,333 shares;
    issued 1,564,699 at December 31, 1995                     1,010,000         4,694,097
  Capital in excess of par value                                      -         5,208,958
  Retained earnings (deficit)                                   143,480       (10,529,128)
                                                            -----------       -----------

   Total stockholders' equity (deficit)                       1,153,480          (626,073)
                                                            -----------       -----------

                                                            $ 4,011,549       $ 1,672,682
                                                            ===========       ===========



See accompanying notes.

                       REORGANIZED CONSUMAT SYSTEMS, INC.
                              STATEMENTS OF INCOME
                                  (Unaudited)

                                      Successor         Predecessor
                                      ---------         -----------
                                     Three Month        Three Month
                                     Period ended       Period ended
                                       June 30,           June 30,
                                        1996               1995
                                        ----               ----

Revenues                            $ 1,357,250         $ 1,252,765

Cost of goods sold                      887,404             968,361
                                    -----------         -----------

Gross profit                            469,846             284,404

Selling, general and
 administrative expenses                245,611             225,883
                                    -----------         -----------

Operating income                        224,235              58,521

Other income (expense):
  Investment income                       1,635               1,707
  Interest expense                      (72,029)            (26,214)
  Amortization expense                  (17,310)                  -
  Other                                   6,509                 717
                                    -----------         -----------
                                        (81,195)            (23,790)
                                    -----------         -----------

Income before income tax expense        143,040              34,731

Income tax expense                       54,355                   -
                                    -----------         -----------

Net income                          $    88,685         $    34,731
                                    ===========         ===========


Earnings per common share:
Primary                                   $0.07               $0.02


Fully diluted                             $0.06               $0.02


See accompanying notes.

                       REORGANIZED CONSUMAT SYSTEMS, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)



                                                  Successor                        Predecessor
                                                  ---------                        -----------
                                                 Period from             Period from           Six Month
                                                 March 12 to            January 1 to         Period ended
                                                  June 30,                March 11,            June 30,
                                                   1996                    1996                 1995
                                                   ----                    ----                 ----
Revenues                                       $ 1,718,386            $   923,043            $ 2,268,098

Cost of goods sold                               1,096,848                706,309              1,736,092
                                               -----------            -----------            -----------

Gross profit                                       621,538                216,734                532,006

Selling, general and
 administrative expenses                           295,674                177,710                472,050
                                               -----------            -----------            -----------

Operating income                                   325,864                 39,024                 59,956

Other income (expense):
  Investment income                                  1,635                      -                  3,542
  Interest expense                                 (84,681)               (47,193)               (50,509)
  Amortization expense                             (17,945)                (1,805)                     -
  Other                                              6,547                 48,660                 29,417
                                               -----------            -----------            -----------
                                                   (94,444)                  (338)               (17,550)
                                               -----------            -----------            -----------

Income before fresh start revaluation, income
 tax expense and extraordinary item                231,420                 38,686                 42,406

Fresh start revaluation                                  -                538,480                      -

Income before income tax expense and
 extraordinary item                                231,420                577,166                 42,406

Income tax expense                                  87,940                      -                      -

Income before extraordinary item                   143,480                577,166                 42,406

Extraordinary item-gain on debt discharge                -                  9,907                      -
                                               -----------            -----------            -----------

Net income                                     $   143,480            $   587,073            $    42,406
                                               ===========            ===========            ===========


Earnings per common share:
Primary                                              $0.11                  $0.38                  $0.03

Fully diluted                                        $0.10                  $0.38                  $0.03




See accompanying notes.

                       REORGANIZED CONSUMAT SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                       Successor                    Predecessor
                                                                       ---------                    -----------
                                                                      Period from         Period from          Six Month
                                                                      March 12 to         January 1 to        Period ended
                                                                       June 30,            March 11,            June 30,
                                                                         1996                 1996                1995
                                                                         ----                 ----                ----
Cash flows from operating activities
  Net income                                                        $   143,480         $    587,073          $     42,406
   Adjustments to reconcile net income to
    net cash provided by operating activities
     Depreciation and amortization                                       43,278               18,011                80,356
     Non cash compensation costs                                              -                    -                   750
     Defered income taxes                                                82,978                    -                     -
     Fresh start revaluation                                                  -             (538,480)                    -
     Extraordinary item - gain on debt discharge                              -               (9,907)                    -
     Changes in operating assets and liabilities
      net of non-cash transactions:
       Accounts receivable                                             (235,940)            (584,543)              (14,056)
       Inventories                                                      (71,621)              49,504                (6,790)
       Other current assets                                              (4,878)              (4,939)               44,678
       Accounts payable                                                  43,625              (12,275)              (11,439)
       Other current liabilities                                          2,741              127,274               202,736
                                                                    -----------         ------------          ------------

               Net cash provided by (used in) operating activities        3,663             (368,282)              338,641
                                                                    -----------         ------------          ------------

    Reorganization activities:
       Sale of new stock                                                      -               39,000                     -
       Net payment of liabilities subject to compromise                       -             (342,889)                    -
                                                                    -----------         ------------          ------------

               Net cash used in reorganization activities                     -             (303,889)                    -
                                                                    -----------         ------------          ------------

       Cash flows from investing activities:
           Purchase of property, plant and equipment                    (33,596)                   -                     -
                                                                    -----------         ------------          ------------

       Cash flows from financing activities
           Proceeds from senior debt, net                                     -              931,135                     -
           Proceeds from other borrowings                                16,000                    -                     -
           Repayments on borrowings/capital lease obligations           (58,787)             (37,496)              (84,850)
                                                                    -----------         ------------          ------------
               Net cash provided by (used in) financing activities      (42,787)             893,639               (84,850)
                                                                    -----------         ------------          ------------

       Net increase (decrease) in cash and cash equivalents             (72,720)             221,468               253,791
       Cash and cash equivalents at beginning of period                 360,216              138,748                59,183

       Cash and cash equivalents at end of period                   $   287,496         $    360,216          $    312,974
                                                                    ===========         ============          ============


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

            The financial statements for the periods ended June 30, 1996 contained in this 10-QSB/A have been restated from those originally issued as discussed in the paragraph below.

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

4. Earnings per share is calculated based on the weighted average number of common and common equivalent shares outstanding during the period to the extent the equivalents have a dilutive effect on earnings per common share. The number of shares used in computing primary and fully diluted earnings per share for the periods ended June, 30, 1996 was 1,260,000 and 1,485,000, respectively. The fully diluted number takes into account an additional 225,000 shares which could be issued to Sirrom Capital Corporation pursuant to a warrant granted as part of the Company's financing agreements.

5. The inventory balance at June 30, 1996 includes raw materials of $240,565 and work in process of $4,204. The inventory balance at December 31, 1995 included raw materials of $204,509 and work in process of $18,143. Inventories used on contracts in progress are included in cost of goods sold to accurately match the cost with the revenue recognized on those contracts by the percentage of completion method of revenue recognition.

6. Income taxes have been provided as follows in the accompanying statements of income:

                                     Three Months             Period From
                                        Ended                  March 12 -
                                     June 30, 1996            June 30, 1996
                                     -------------            -------------

                 Current
                    Federal             $ 2,452                 $ 3,969
                    State                   613                     993
                 Deferred
                    Federal              46,183                  74,713
                    State                 5,107                   8,265
                                     -------------            -------------
                                        $54,355                 $87,940

            Income taxes are provided at the applicable federal and state rates.

            As of June 30, only $3,969 of federal income tax is currently payable due primarily to utilization of NOL carryforwards.

            At June 30, 1996, the Company had NOL carryforwards of approximately $3.8 million for federal income tax purposes. Such NOL carryforwards, if not used as offsets to future taxable income, will expire beginning in 1996 and continuing through 2008. Certain of these NOL carryforwards available for future utilization are limited as the result of a change in ownership of the Company which occurred in 1992. In addition the company has deferred tax assets which have arisen from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These differences are primarily related to fixed assets and accrued warranty expense.

            In accordance with FAS 109, the Company has recognized the portion of future benefits associated with the NOL's that management feels will more likely than not be realized. This amount totals $250,042 and $172,100 as of March 12, 1996 and June 30, 1996. A valuation allowance has been set up against the remaining amount of the total NOL'S.

                                    TABLE 1
                       REORGANIZED CONSUMAT SYSTEMS, INC.
                                 Balance Sheet
                                 March 12, 1996


                                                                  Pre                 Post             Debt           Exchange
                                                             Confirmation         Confirmation       Discharge           of
                                                                                      Loan                             Stock
ASSETS
Current Assets:
  Cash and cash equivalents                                   $    222,078           $ 462,055        $(323,917)
  Accounts receivable (net of allowance
      for doubtful accounts of $10,000)                          1,112,756
  Stock subscription
  Inventories                                                      173,148
  Prepaid expenses and other                                        74,507                   0                0              0
                                                              ------------           ---------        ---------             --
              TOTAL CURRENT ASSETS                               1,582,489             462,055         (323,917)             0

Property, plant and equipment, at cost
   net of accumulated depreciation and amortization                614,418
Note receivable from officer                                        38,000                              (18,972)
Debt  issuance costs, net of accumulated amortization               56,359              37,945
Deferred income taxes, net
Reorganization value in excess of amounts
   allocable to identifiable assets                                      0                   0                0
                                                              ------------           ---------        ---------
                                                                 2,291,266             500,000         (342,889)             0
                                                              ============           =========        =========             ==

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
LIABILITIES
  Current liabilities
    Accounts payable                                                43,846
    Other                                                          570,114                              (89,320)
    Current  portion of indebtedness                                78,424                   0           82,075              0
                                                              ------------           ---------        ---------             --
              TOTAL CURRENT LIABILITIES                            692,384                   0           (7,245)             0

Liabilities subject to compromise                                  627,149                             (627,149)
Indebtedness
   Senior debt                                                   1,000,000             500,000
   Long-term  debt less current position                                                                131,598
  Capitalized lease obligation less current position               559,120

STOCKHOLDERS' EQUITY (DEFICIT)
Common  stock-old                                                4,694,097                                          (4,694,097)
Common stock-new                                                                                        150,000        500,000
Capital in excess of par value                                   5,208,958                                           4,194,097
Retained earnings                                              (10,490,442)                  0            9,907
                                                              ------------           ---------        ---------
              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                (587,387)                  0          159,907              0
                                                              ------------           ---------        ---------             --
                                                              $  2,291,266           $ 500,000        ($342,889)            $0
                                                              ============           =========        =========            ===


                                    TABLE 1
                       REORGANIZED CONSUMAT SYSTEMS, INC.
                                 Balance Sheet
                                 March 12, 1996
                                  (continued)


                                                              Issuance            Fresh             Reorganized
                                                               of New             Start               Balance
                                                                Stock                                  Sheet
ASSETS
Current Assets:
  Cash and cash equivalents                                                                          $  360,216
  Accounts receivable (net of allowance
      for doubtful accounts of $10,000)                                                               1,112,756
  Stock subscription                                            17,633                                   17,633
  Inventories                                                                                           173,148
  Prepaid expenses and other                                         0                    0              74,507
                                                              --------           ----------          ----------
              TOTAL CURRENT ASSETS                              17,633                    0           1,738,260

Property, plant and equipment, at cost
   net of accumulated depreciation and amortization                                                     614,418
Note receivable from officer                                                                             19,028
Debt  issuance costs, net of accumulated amortization                                                    94,304
Deferred income taxes, net                                                          250,042             250,042
Reorganization value in excess of amounts
   allocable to identifiable assets                                  0            1,148,438           1,148,438
                                                              --------           ----------          ----------
                                                                17,633            1,398,480           3,864,490
                                                              ========           ==========          ==========

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
LIABILITIES
  Current liabilities
    Accounts payable                                                                                     43,846
    Other                                                                                               480,794
    Current  portion of indebtedness                           (21,367)                   0             139,132
                                                              --------           ----------          ----------
              TOTAL CURRENT LIABILITIES                        (21,367)                   0             663,772

Liabilities subject to compromise                                                                             0
Indebtedness
   Senior debt                                                                                        1,500,000
   Long-term  debt less current position                                                                131,598
  Capitalized lease obligation less current position                                                    559,120

STOCKHOLDERS' EQUITY (DEFICIT)
Common  stock-old                                                                                             0
Common stock-new                                               360,000                                1,010,000
Capital in excess of par value                                (321,000)          (9,082,055)
Retained earnings                                                                10,480,535
                                                                                 ----------
              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)              39,000            1,398,480           1,010,000
                                                              --------           ----------          ----------
                                                               $17,633           $1,398,480          $3,864,490
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

            The results of operations for the three month periods ended June 30, 1996 and 1995 have been presented as the Successor's and Predecessor's respective historical results of operations because the adoption of fresh start reporting occurred prior to the beginning of the June 30, 1996 period. To facilitate a more meaningful comparison of the Company's year-to-date operating performance, the following discussion of the results of operations is partially presented on a combined basis for certain items for which the fresh start reporting does not affect comparability.

            The effects of the consummation of the Plan and the fresh-start reporting allowed the Company to emerge from its Chapter 11 bankruptcy proceeding with a working capital surplus of approximately $1,074,000 and a net capital surplus of $1,010,000. At June 30, 1996, the Company had a working capital surplus of $1,272,852 and a net capital surplus of $1,153,480.

                    2d QUARTER 1996 - RESULTS OF OPERATIONS

            The Successor earned $88,685 after taxes on revenues of $1,357,250 in the second quarter of 1996. In the second quarter of 1995 the Predecessor earned $34,731 on revenues of $1,252,765. The income before taxes for the second quarter of 1996 was $143,040 as compared to $34,731 for the same period in 1995. As discussed in Note 2 to the unaudited financial statements, the Successor incurred income tax expense of $54,355 for 1996 as compared to $0 in 1995 due to the current benefit of the use of the NOL carryforwards in 1995.

                             LIQUIDITY AND CAPITAL

            Backlog was $1,018,000 and $3,110,000 at June 30, 1996 and December 31, 1995, respectively.

                          RESULTS OF OPERATION 6/30/96
                             COMPARED WITH 6/30/95

            Total combined (Predecessor plus Successor) revenues for the six months ended June 30, 1996 increased by $373,000 or 16.5%. Total cost of operations increased by approximately $67,000 for the first six months of 1996. This resulted in a gross margin for the first six months of 1996 of 31.7% compared to 23.5% for the same period in 1995. Selling, general and administrative expenses increased by approximately $1,300 or 0.3%.

            The combined operations for the six months ended June 30 resulted in income before extraordinary items and income taxes of $270,106 on revenues of $2,641,429 in 1996 as compared to $42,406 on revenues of $2,268,098 in 1995. As previously discussed, the Successor's net income for the period March 12 through June 30 reports income tax expense of $87,940. Of this expense, only approximately $5,000 is currently due as the remainder is offset by timing differences and the use of the Predecessor's NOL carryforwards.

            The interest expense for the six months ended June 30,1996 was $131,874 as compared to $50,500 for the same period in 1995. The increase is the result of the interest incurred on the $1.5 million of Senior debt incurred during and subsequent to the bankruptcy proceeding.


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