Form 10KSB
period 1996-12-31
CONSUMAT SYSTEMS INC
filed 1997-03-31
CIK 312950

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
     Act of 1934 [Fee Required] for the fiscal year ended December 31, 1996

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934
    [No Fee Required] for the transition period from ----------- to -----------

                          Commission file number 0-9253

                           --------------------------

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                 (Name of small business issuer in its charter)

         VIRGINIA                                            54-0720128
(State or other jurisdiction of                 (IRS Employer Identification
incorporation or organization)                             Number)

POST OFFICE BOX 9379, RICHMOND, VIRGINIA                    23227
----------------------------------------        --------------------------
(Address of principal executive office)                  (Zip Code)

Issuer's Telephone Number:  (804) 746-4120

Securities registered pursuant to Section 12(g) of the Securities Exchange Act:

                     Common Stock, $1.00 par value per share
                                (Title of class)
         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES   X                   NO
                              ---
         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer had revenues in the amount of $5,205,237 for fiscal year ended December 31, 1996.

         The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $908,808 as of March 28, 1997 (based on the average closing bid and asked prices). At March 28, 1997, the registrant had an aggregate of 1,011,200 shares of its common stock issued and outstanding.

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                       YES   X                   NO
                           ----                    -----

                       DOCUMENTS INCORPORATED BY REFERENCE




Information contained in Items 9, 10, 11 and 12 of this Form 10-KSB has been incorporated by reference from the issuer's proxy statement relating to its 1997 annual shareholders meeting, to be filed with the Securities and Exchange Commission.

         This document contains ___ pages. The Exhibit Index is found at sequential page __.





                          CONSUMAT ENVIRONMENTAL SYSTEMS, INC.

         Corporate Offices                             Mailing Address
         -----------------                             ---------------
         8407 Erle Road                                Post Office Box 9379
         Mechanicsville, Virginia 23116                Richmond, Virginia 23227
         (804) 746-4120


                                    Table of Contents

Item                                                                                                              Page
1.     DESCRIPTION OF BUSINESS..................................................................................... 4

2.     DESCRIPTION OF PROPERTY..................................................................................... 9

3.     LEGAL PROCEEDINGS........................................................................................... 9

4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................... 9


5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................................... 11

6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS................................................................................. 11


7.     FINANCIAL STATEMENTS....................................................................................... 14

8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....................... 15


9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS............................................... 15

10.    EXECUTIVE COMPENSATION..................................................................................... 15

11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................................. 16

12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................................. 16

13.    EXHIBITS AND REPORTS ON FORM  8-K.......................................................................... 16




                                     PART I

1.    DESCRIPTION OF BUSINESS

Business Development

         Consumat Environmental Systems, Inc. (the "Company"), was incorporated in Virginia in 1960. The original name of the Company was Electrol Corporation. The Company name was changed to Waste Combustion Corporation in 1965 and to Consumat Systems, Inc. in 1973. On March 12, 1996, the name of the Company changed to Reorganized Consumat Systems, Inc., and on December 12, 1996, the name of the Company changed to Consumat Environmental Systems, Inc.

         On October 6, 1995, the Company filed for Chapter 11 bankruptcy relief in the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division (the "Bankruptcy Court"). The Company filed with the Bankruptcy Court on January 4, 1996, a Second Amended Plan of Reorganization. On February 28, 1996, the Bankruptcy Court confirmed the Second Amended Plan of Reorganization, as amended by a Modification to Second Amended Plan of Reorganization dated February 27, 1996 (jointly, the "Plan"). On March 12, 1996 (the "Effective Date"), the Company commenced making the distributions required under the Plan, including distributions of promissory notes and cash and distributions of the new common stock of the Company.

         On March 28, 1996, the Bankruptcy Court entered a Final Decree closing the Company's Chapter 11 bankruptcy proceeding.

         Pursuant to the Plan, the Company was recapitalized with 5,000,000 authorized shares of new common stock and 1,000,000 authorized shares of preferred stock, with a total of 1,010,000 shares of new common stock of the Company issued and outstanding after consummation of the Plan. All shares of the Company's old common stock and all other equity interests, including all options, warrants or other agreements requiring the issuance of equity in the Company, were canceled under the Plan. In addition, the Company was discharged under the Plan of all of its debts that existed as of the date of the commencement of its Chapter 11 bankruptcy proceeding.

         In order to operate in its Chapter 11 bankruptcy proceeding and to consummate the Plan, the Company borrowed $1,500,000 from Sirrom Capital Corporation ("Sirrom Capital"), pursuant to the terms of Loan Agreements dated October 11, 1995, January 16, 1996, and March 12, 1996, and with the approval of the Bankruptcy Court.

         The following is a summary of the principal terms and conditions of the Loan Agreements:

         Payments. Interest only is payable for the first 59 months of each respective loan, with principal and accrued and unpaid interest payable on the
fifth anniversary of                 each respective loan.

                  Interest Rate. The loans bear interest at a rate of fourteen percent (14%) per annum.
                  Stock Warrants.  Sirrom received a warrant to purchase up to
                  32% of the fully           diluted shares of the common stock
                  of the Company at $0.01 per share. The warrant is exerciseable beginning on and after March 31, 1998, until April 30, 2001.
                  Collateral. The credit facility is secured by liens on all real and personal property of the Company, including but not limited to accounts receivable, inventory, equipment, and general intangibles.

(Sirrom Capital subsequently assigned the Loan Agreements to its wholly-owned subsidiary, Sirrom Investments, Inc., which is hereinafter referred to as Sirrom Investments. Sirrom Investments also loaned an additional $500,000 to the Company for working capital purposes on March 26, 1997.)

         In accordance with the Plan, the Company executed and delivered to Lighthouse Investments, L.L.C., a promissory note in the principal amount of $192,306.29. The promissory note is payable by the Company with interest at a rate per annum of ten percent (10%) in twelve (12) equal quarter-annual payments of principal and interest beginning on March 31, 1996, and continuing on the last day of each successive calendar quarter through December 31, 1998. The promissory note is secured by a subordinated interest in certain of the Company's intellectual property.

         Also in accordance with the Plan, certain other creditors received cash and/or a pro rata portion of 150,000 shares of the new common stock of the Company. Holders of the old common stock of the Company received a pro rata portion of 500,000 shares of the new common stock of the Company. Assignees of Sirrom purchased 260,000 shares of the new common stock of the Company for a price of $39,000 ($0.15 per share). In addition, certain managers and consultants of the Company consisting of Robert L. Massey, Robert S. Lee, Mark
E. Hills, James K. Fishback, and William O. Wiley each received 20,000 shares of the new common stock of the Company.


         As of the Effective Date and in accordance with the Plan, the management, control and operation of the Company became the general responsibility of its Board of Directors consisting of Robert L. Massey, Alexander Y. Hoff, and Peter T. Socha. Messrs. Massey and Hoff were directors of the Company at the time the Company commenced its Chapter 11 bankruptcy proceedings and at all times since. Mr. Socha was an officer of Sirrom Capital at that time. At a meeting of the Board of Directors on March 27, 1996, Mr. Massey was elected as Chairman.

         Each of the officers of the Company immediately prior to the Effective Date continued in his or her positions as the officers of the Company on and after the Effective Date. Set forth below is the name, age, and position with the Company of each such officer:


               Name                      Age               Position(s)
               ----                      ---               -----------
       Robert L. Massey                  62               President and Chief Executive Officer

       Patricia B. Bradley               54               Corporate Secretary

       Mark E. Hills                     37               Chief Financial Officer


         Mr. Massey was elected Vice President of the Company in 1968 and was elected President in March 1985, Executive Vice President and Chief Operating Officer in 1991, and President and Chief Executive Officer in June 1992. Mr. Massey also was elected as Chairman of the Board of Directors at the first meeting of the new Board of Directors on March 27, 1996. He is a graduate of Greenville College, Greenville, Illinois, and has more than 35 years experience in finance and sales.

         Ms. Bradley joined the Company in 1971 and has held various administrative positions, including Human Resources Manager. She was elected Corporate Secretary in 1992. Ms. Bradley has over 20 years of experience in office administration and management.

         Mr. Hills joined the Company as the Controller in early 1993 and was elected Treasurer in October 1993, and was elected Chief Financial Officer in June 1995. Mr. Hills is a graduate of the University of Virginia and has over 15 years of experience in public accounting and manufacturing management.

         At a Board of Directors meeting held on June 14, 1996, Mr. Robert S. Lee was elected Vice President of the Company. Mr. Lee joined the Company in 1986 as Project Manager, was promoted to Plant Operations Manager in 1987 and elected Vice-President-Operations in 1989. Prior to joining the Company, Mr. Lee was employed by RECO Industries, Inc. Mr. Lee has over twenty years experience in steel fabrication, manufacturing and field erection.

         James W. Bohlig joined the Company's Board of Directors effective April 12, 1996. Mr. Bohlig was and is an officer of New England Waste Services, Inc., which owns 107,318 shares of the common stock of the Company (approximately 10.6% of the issued and outstanding shares of the Company's common stock).

         At the annual meeting of the shareholders of the Company held on June 14, 1996, the Shareholders elected four directors, Messrs. Massey, Hoff, and Bohlig, and D. Randolph Graham, an Executive Vice President - Administration of the Case Management Division of Maxxim Medical, Inc. Mr. Socha elected not to stand for election as a director. Charles E. Horner was added to the Board of Directors at a directors meeting also held on June 14, 1996. Mr. Horner was formerly a director of manufacturing with Philip Morris.

         At a special meeting of directors held on January 14, 1997, Mr. Socha was re-elected as a director and elected as Chairman of the Board of Directors. Mr. Socha's primary responsibilities include strategic planning, acquisitions, and capital structure/dividend policy.

Business of Issuer

         General

         The business of the Company is the design and manufacture of incineration and pollution control equipment.

         Historically, a majority of the Company's revenues have been derived from the manufacture and sale of specialized incineration systems to dispose of solid wastes. The Company's line of products consists of solid waste disposal equipment which can recover the energy released by incineration, and other units without the energy recovery feature. During 1989, the Company began manufacturing and selling its own line of small flue gas cleaning equipment both as a part of new orders and as retrofits of existing systems. Sales of manufactured and related equipment are made throughout the United States and in foreign countries, primarily to hospitals, industry and local governments.

         Waste Incineration Systems

         The Company's regular product line includes continuous and intermittent feed processing systems. The Consumat(R) system employs a modular design. The fabrication and installation of standard modules permits rapid repair or replacement without lengthy periods of facility down time. Modules are fabricated at the Company's factory and assembled, wired, plumbed, and pre-checked in the factory's controlled environment before shipment for reassembly at the customer's site.

         Installation of Company systems at the customer's location is generally the responsibility of other parties under its contract with the Company. The Company provides technical support during installation.

         The Company believes the modular approach, which permits the Company to match multiple standard modules to the variable needs of its customers, is the most cost effective method to convert solid waste to energy. This approach allows economically sized units to be located in close proximity to both the energy user and the source of solid waste; thus, solid waste can be processed and energy produced and used without the requirement for long distance transportation of waste or long distance transmission of the energy produced. Systems equipped with energy conversion features permit utilization of heat generated by waste incineration to produce usable energy in the form of steam, hot air, hot water, or electricity. Large systems are typically composed of multiple units which can each produce 2,700 to 32,000 pounds of steam per hour for typical hospital or industrial waste and 1,940 to 23,400 pounds per hour for typical municipal waste.

         The Company's systems are designed to accept unprepared hospital, industrial or municipal wastes. Continuous systems incorporate automatic loading and ash removal and are designed for continuous 24 hour-a-day operation at burning rates of 720 to 10,420 pounds per hour. The Company also manufactures and sells non-continuous models which are sold without automatic ash removal equipment and, accordingly, are not designed for continuous 24 hour-a-day operation. These units are typically used by smaller hospitals, veterinarians or other low volume applications.

         The three significant domestic markets for the Company's products are local governments, hospitals, and private industry.

         The Company has directed resources to meet the needs of hospitals, industry and local governments whose typical solid waste disposal requirements are up to 500 tons per day. Federal, state, and local air pollution laws, designed to protect ambient air quality, in many instances specify emissions standards that require the Company to supplement its equipment with emission-reducing equipment. In response, the Company has developed a dry scrubber fabric filter emissions control system to match its incinerator model line and actively markets both systems. Management believes that the development of its own flue gas cleaning equipment allows the Company to increase manufacturing volume, control quality and provide equipment in a more cost effective manner. Historically the Company has purchased and will continue, when appropriate, to purchase certain other flue gas cleaning equipment from other suppliers.

         The Company has granted a licensing arrangement to manufacture its products in Colombia.

         Marketing

         The Company markets its systems through sales representatives. The Company's employees service the orders placed by those representatives and follow up leads for direct sales. From time to time, project developers have purchased equipment and systems from the Company and assumed certain financial risks such as bonding and construction financing.

         Sales arrangements generally provide for progress payments beginning at the signing of the contract. The Company and the end-user purchasing a system generally agree to use the percentage of completion method or establish a payment schedule based upon completion of components upon which periodic progress payments are based. As the system is manufactured, the Company receives periodic progress payments in accordance with the contract. If retainage is included in the negotiated payment structure, typically a portion is due at mechanical completion and final payment is due upon final testing of the system or at the conclusion of such period as is specified by contract. Testing may be involved in satisfying contract specifications respecting performance.

         The Company believes that a significant portion of its future revenues will come from international markets. Since the Company's emergence from bankruptcy, a major portion of its renewed marketing effort has been directed to these markets. The Company is targeting several areas, including the Pacific Rim, Thailand, India and Turkey, to direct its international marketing resources. Direct sales to international customers are usually made only after the receipt of an irrevocable letter of credit.

         The Company pays sales commissions to its sales representatives. Commissions are intended to compensate representatives for services in connection with such sales. These services typically involve locating customers with a need for Consumat(R) equipment, assistance in coordinating installation after a sale is made, furnishing information to the purchaser's staff and maintaining contact with customers and potential customers.

         Competition

         The Company conducts its business under competitive conditions. There are a number of organizations that offer equipment to produce energy from solid waste. The Company chooses to compete in the small systems markets in which the principal existing competitors for the systems the Company sells are Crawford Equipment and Engineering, International Waste Industries, and Simonds Manufacturing Corporation. Internationally, the Company is encountering additional competition from foreign companies. The Company believes that the principal bases for competition in this market are product performance and price. The Company believes that its ability to engineer its products to the specific needs of customers is a competitive advantage. The Company's relative small size and limited financial resources pose competitive disadvantages which the Company seeks to counter by aligning itself with other companies which act as suppliers or developers.

         The Company's products also may be subject to competition from alternative medical waste treatment technologies such as autoclaving and microwaving.


         Raw Materials

         The principal raw materials and supplies purchased by the Company are steel, refractory material, pressure vessels, and electrical and hydraulic components, all of which are readily available from several suppliers. The Company has not experienced any shortage of raw materials in the past five years. The Company has no special long-term arrangements with any suppliers of raw materials needed to produce its products.

         Dependence on Large Customers

         Because of the dollar amount of a contract for a large hospital, municipal or industrial system in relation to the Company's size, in any year or financial period, the sale may account for a substantial percentage (10% or greater) of the Company's sales. In 1996, 25.2% of the Company's sales were made to one customer.

         The Company devotes substantially all of its manufacturing capacity to a large contract when the equipment for that contract is being built. In addition, since the Company is presently unable to obtain bonding on large projects, the Company has and will need to continue to arrange surety bonds and financial guarantees through entities having an interest in those projects. Historically, a significant portion of the Company's revenues have been comprised of a relatively small number of large sales, generally not to the same customer, resulting from the manufacture of large waste disposal and energy conversion systems.

         Patents and Trademarks

         The controlled air technology basic to the Company's system of solid waste disposal and energy recovery is not protected by patents. Management of the Company believes that the lack of patents has not increased competition since competitors use a variety of processes to incinerate waste.

         Seasonal Considerations

         The Company's manufacturing business is not subject to seasonal considerations. Occasionally, a customer will ask the Company to defer testing until the weather improves, and bad weather in winter occasionally delays installation of equipment.

         Backlog

         The nature of the Company's business is such that it does not maintain inventories of its principal products and manufactures only pursuant to purchase orders or contracts. At December 31, 1996, and December 31, 1995, the Company had manufacturing and related backlog of $1,130,950 and $3,155,000, respectively.

         The Company believes that backlog that can be filled in approximately a six to nine month period is the most satisfactory level attainable. See Item 6:
Backlog. Additional orders must be received in order to maintain operations through the end of 1997. The Company's backlog at any one time is not necessarily indicative of anticipated revenues for any fiscal period.

         Environmental Matters

         The uncertain regulatory environment strongly influenced the Company's business during 1996. Almost every state as well as the federal government was either in the process of tightening quality standards or had recently tightened them. The air quality changes included more stringent particulate emission standards and control over acid gas and other emissions. In addition, pending federal and other regulations affecting the disposal of ash residue remain uncertain. New or pending regulations affect both the permitting process for installation of the Company's equipment and the design of the equipment itself.

         Customers are reluctant to order equipment and regulators are slow to issue permits while laws are being changed. In order for an installation to be made, environmental permit(s) must be obtained. This complex process sometimes requires analysis of site background data in addition to the technical analysis of the proposed equipment to be installed. Management believes that the slower permit process which caused many companies to delay capital expenditures, resulted in a slowdown in orders for equipment fabrication during 1996 and 1995.

         Prior to recent changes in regulations of air quality, Consumat(R) equipment met most regulations without additional complex emissions control equipment. New laws often require system design changes to include the addition of emissions control devices. When appropriate, the Company has incorporated these required changes into its design.

         The Company's manufacturing operations are regulated by certain federal, state, and local clean air and water laws now in effect or anticipated to be in effect. Because the Company's manufacturing operations discharge no waste into the air or water in its manufacturing process and produce no regulated quantities or types of solid waste, the effects of such regulation have been minimal to date.

         Research and Development

         The Company has no dedicated research and development effort. However, in connection with modifying the Company's products to meet the specified needs of particular customers, the Company conducts engineering and research efforts at its facility in Mechanicsville, Virginia. This activity fosters the improvement and development of the Company's existing products and the broadening of the Company's product line. Research and development costs, which are not material to the Company's operations, are included in product overhead.

         Employees

         At December 31, 1996, the Company employed 38 full-time employees. In the opinion of management, the Company's labor relations are satisfactory. The Company's workforce is not unionized.

ITEM 2.    DESCRIPTION OF PROPERTY

         The Company's manufacturing plant is located in Mechanicsville, Hanover County, Virginia, near Richmond. The Company's facilities are located on a site of 15.5 acres. This facility, which was owned by the Company prior to 1992, was sold in July 1992 as part of a sale-leaseback transaction. The Company has a ten year lease on the property with two five year renewal options. In addition, the Company has the option to repurchase the property after the third year of the lease at a predetermined price. Approximately fifty percent of this acreage is used for buildings, streets, and utilities. The remaining portion is vacant land available for expansion and development. The Company's plant facility, engineering offices and shops, sales offices, and main administrative offices are located on this site. The buildings currently utilize a total of approximately 78,000 square feet. See Note 8 to the Audited Financial Statements.

ITEM 3.    LEGAL PROCEEDINGS

         As of March 28, 1997, the Company is not a party to any pending legal proceeding and the property of the Company is not the subject of any pending legal proceeding.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were five (5) matters submitted to a vote of security holders through the solicitation of proxies during the fourth quarter of the Company's 1996 fiscal year.

         On December 12, 1996, a special meeting of the Company's shareholders was held at which the shareholders adopted four (4) proposed amendments to the Company's articles of incorporation and ratified the Company's selection of KPMG Peat Marwick LLP, certified public accountants, as the Company's auditors for the fiscal year ending December 31, 1996. On the record date, October 31, 1996, the total number of shares of Common Stock outstanding (the only class of shares outstanding) and entitled to vote on the proposed amendments and the ratification of KPMG Peat Marwick LLP, certified public accountants, as the Company's auditors, was 1,010,000. The shareholders voted as follows:

                  (a) Proposal to change the name of the Company from Reorganized Consumat Systems, Inc., to Consumat Environmental Systems, Inc.:

                           Votes For        Votes Against       Votes Not Cast
                           --------         -------------       --------------
                            863,093              12                 146,895

                  (b) Proposal to increase authorized capital stock of the Company from 5,000,000 common shares to 25,000,000 common shares and from 1,000,000 preferred shares to 5,000,000 preferred shares:

                           Votes For        Votes Against       Votes Not Cast
                           --------         -------------       --------------
                            870,322            45,611               94,067

                  (c) Proposal to remove prohibition of issuance of nonvoting equity securities, to remove the provision giving voting rights to preferred stock, and to add a provision confirming that the holders of common stock are entitled to one vote per share on all matters as to which a shareholder vote is taken:

                           Votes For        Votes Against       Votes Not Cast
                           --------         -------------       --------------
                            778,062             47,381               184,557

                  (d) Proposal to add a new provision decreasing the shareholder vote required to approve certain significant corporate actions to a majority of the shares entitled to be cast, provided that two-thirds of the members of the Board of Directors then in office have approved and recommended the corporate action:

                           Votes For        Votes Against       Votes Not Cast
                           --------         -------------       --------------
                            746,048             63,243             200,709

                  (e) Engagement of KPMG Peat Marwick LLP, certified public accountants, as the Company's auditors for fiscal year ending December 31, 1996:

                            Votes For       Votes Against       Votes Not Cast
                            --------         -------------       --------------
                            914,141              35                 95,824





                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is quoted on the NASDAQ Bulletin Board. The following table shows the high and low bid prices for the Company's common stock for each quarterly period during the two-year period ended December 31, 1996. Such high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The stated prices for the 1995 quarterly periods and the first quarter of 1996 are for the Company's old common stock which was cancelled pursuant to the Company's Chapter 11 bankruptcy plan (see Item 1) and the prices stated for the second, third, and fourth quarters of 1996 are for the Company's new common stock.

                                             Bid Price
                                             ---------
1995 - Predecessor                  High                 Low
------------------                  ----                 ---

First Quarter                     $  3/8                 $ 1/4
Second Quarter                      7/16                   1/4
Third Quarter                       7/16                   1/4
Fourth Quarter                      7/16                   3/16

1996 - Predecessor
------------------

First Quarter                     $ 1 1/4                $ 3/16

1996 - Successor
----------------

Second Quarter                    $ 3                    $ 3/4
Third Quarter                       3                      7/8
Fourth Quarter                      1 3/8                  7/8

         There were 459 record holders of the Company's common stock as of December 31, 1996.

         The Company has not previously paid any dividends on its common stock, and there is no expectation that the Company will pay dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

       As discussed in Item 1, the Company concluded the fiscal year ending December 31, 1995 operating as a debtor-in-possession in its Chapter 11 bankruptcy proceeding. The Company's Chapter 11 reorganization plan was confirmed on February 28, 1996, and the Effective Date of the Plan was March 12, 1996. As is detailed further in Note 2 to the Audited Financial Statements the Company accounted for its reorganization using fresh-start reporting. This reporting allowed the Company to eliminate the retained deficit of the Company as of the Effective Date and to restate the balance sheet at that time to reflect fair market value.

       This reporting also enabled the Company to emerge from its Chapter 11 bankruptcy proceeding in a financial position stronger than its financial position prior to the commencement of its Chapter 11 bankruptcy proceeding.

       In addition, the Company was able to obtain a loan in the amount of $1,500,000 from Sirrom Capital. The loan proceeds, received both during and in conjunction with the Company's emergence from its Chapter 11 bankruptcy proceeding, were used to provide working capital for operations and to consummate the Plan. On March 26, 1997, Sirrom Investments loaned an additional $500,000 to the Company, for working capital purposes.

       The periods and dates prior to the Effective Date are referred to as those of the predecessor Company (the "Predecessor") while the period and dates subsequent to the Effective Date are referred to as those of the successor Company (the "Successor"). To facilitate a more meaningful comparison of the 1996 operating performance, the following discussion of the results of operations is presented on a combined basis for the fiscal year ended December 31, 1996. The following table shows the 1996 combined results of the Predecessor for the period January 1, 1996, through March 11, 1996, and the Successor for the period March 12, 1996, through December 31, 1996.

       The effects of the consummation of the Plan and the fresh-start reporting allowed the Company to emerge from its Chapter 11 bankruptcy proceeding with a working capital surplus of approximately $1,074,000 and a net capital surplus of $1,010,000.

Results of Operations

                                                        (Combined)                      (Predecessor)
                                                        Year Ended                        Year Ended
                                                       December 31,                      December 31,
                                                          1996            Percent            1995          Percent
                                                          ----            -------          ---------       -------
Revenues                                            $    5,205,237        100.00%     $    4,399,309        100.00%

Cost of goods sold                                       3,573,296         68.65%          3,246,326         73.79%
                                                         ---------         ------          ---------         ------

Gross profit                                             1,631,941         31.35%          1,152,983         26.21%

Selling, general and administrative
expenses                                                   968,138         18.60%            992,110         22.55%
Amortization of reorganization value in excess
of amounts allocable to identifiable assets                 43,066           .83%                 --            --
                                                           -------         ------            -------         ------

Operating income                                           620,737         11.93%            160,873          3.66%

Other income (expense):

   Investment income                                        20,192          0.39%              5,264          0.12%
   Interest expense                                       (291,367)        -5.60%           (107,217)        -2.44%
   Other                                                    66,685          1.28%             30,318          0.69%
                                                            ------          -----            -------          -----
                                                          (204,490)        -3.93%            (71,635)        -1.63%

Income before fresh-start revaluation, income
taxes and extraordinary item                               416,247          8.00%             89,238          2.03%

Income tax expense                                        (160,000)        -3.07%                 --          0.00%
                                                          ---------        ------         ----------          ----

Net income before fresh-start revaluation and
extraordinary item                                     $   256,247          4.92%       $     89,238          2.03%
                                                       ===========          =====        ===========          =====


Results of Operations -- 1996 Compared with 1995

       Revenues (Successor/Predecessor Combined vs. Predecessor Historical). Total revenues increased $806,000 or 18.3% to $5.2 million in 1996 from $4.4 million in 1995. The increase was primarily the result of two major international contracts which accounted for approximately 32% of the 1996 revenue. The Company is focusing a significant amount of its new marketing effort on the international marketplace.

       Cost of Goods Sold (Successor/Predecessor Combined v. Predecessor Historical). Cost of goods increased $327,000 or 10.1% to $3.57 million in 1996 from $3.25 million in 1995. Gross profit increased $480,000 to $1.63 million in 1996 from $1.15 million in 1995. The gross profit rate of 31.35% in 1996 compares to a gross profit rate of 26.21% for 1995. The 1996 improvement is the result of having sufficient working capital to improve the purchasing and work flow efficiency of the manufacturing operation. In addition, the increased manufacturing level allowed for an improved absorption of the fixed manufacturing overhead.

       Selling, general and administrative expenses (Successor/Predecessor Combined v. Predecessor Historical). Selling, general and administrative expenses decreased $24,000 or 2.4% to $968,000 in 1996 from $992,000 in 1995. As a percentage of revenue, selling, general and administrative expenses decreased to 18.6% in 1996 from 22.55% in 1995. Total selling expenses increased $161,000 as the result of the Company's renewed marketing effort, including the hiring of a new Director of International Business Development and a new Director of Sales and Marketing in mid-1996. The increase was more than offset by significant decreases in administrative professional fees (legal and accounting) of $134,000, depreciation expense of $43,000, and tax penalties of $18,000.

       Interest expense (Successor/Predecessor Combined v. Predecessor Historical). Interest expense increased $184,000 to $291,000 in 1996 from $107,000 in 1995. The increase in interest expense resulted primarily from the interest cost on the $1,500,000 of senior long-term debt incurred during and subsequent to the Chapter 11 bankruptcy filing. The funds from this debt were used by the Company to satisfy the claims in its Chapter 11 Plan and to provide the Company with the working capital it needed in 1996 to improve the efficiency of its manufacturing operation and increase its marketing effort as described above.

       Income taxes (Successor/Predecessor Combined v. Predecessor Historical). The Company recorded current income tax expense of $160,000 in 1996. The Company recorded no income tax expense in 1995. The income tax expense for 1996 is solely related to the successor income. The Company has approximately $3.4 million of net operating losses available from the Predecessor operation. Generally accepted accounting principles require that the Successor record any utilization of benefits of net operating losses that existed on the Effective Date as a reduction to the "Reorganization in excess of amount allocable to identifiable assets." The net operating losses are available to reduce the amount actually paid but not the expense.

       Net Income and earnings per share (Successor/Predecessor Combined v. Predecessor Historical). The Successor's historical net income for the period March 12, 1996, to December 31, 1996, was $218,000. The Predecessor's historical net income for the period January 1, 1996, to March 11, 1996, was $587,000. Of this amount, $538,000 was the gain recorded as the result of the adoption of fresh-start reporting. The Predecessor's net income for the year ended December 31, 1995, was $89,000. The Predecessor's net income for the periods presented were significantly impacted by the Company's Chapter 11 proceedings and the adoption of fresh-start reporting. If the Company had emerged from its Chapter 11 proceedings on December 31, 1995, the net income for the year ended December 31, 1996 would have been $256,000. Additionally, the primary earnings per share for 1996 would have been $.20 per common share.

Backlog

       The Company manufactures only pursuant to purchase orders or contracts. At December 31, 1996, the Company had backlog orders with a market value of $1,130,950. Backlog levels indicate the expected near-term manufacturing and related sales. Total backlog orders as of December 31, 1996, are expected to be filled during the first three months of 1997. Obtaining more orders is essential to maintaining manufacturing operations at levels necessary to permit continued operations.

       Since the Company's sales are generally composed of a relatively small number of large contracts, backlog levels have varied widely. Backlog levels are not necessarily indicative of the continued success or failure of the Company in obtaining further orders. Economic circumstances as they relate to capital expenditures in general and sales negotiations in progress are a better indicator for probable new business.

Governmental Regulation

       In some cases, tighter government regulations on incineration work in the Company's favor because the Company generally uses the latest technology developed by the Company and others. However, the Company has experienced and may experience in the future significant periods of inactivity in the domestic markets because of significant pending legislation. Potential customers of the Company's products tend to delay purchases when significant environmental regulations or legislation are proposed or known to be under consideration in order to assure that any equipment purchased will satisfy all government regulations.

       Many waste processing entities have experienced some public opposition. Public opposition to waste processing is usually localized to the site where the processing will occur and is focused on the location of the facility.

Bonding

       In the Company's principal business of manufacturing controlled air incineration systems, the Company's customers may require the Company to provide supply bonds. Bonds and retainage are used to protect the customer in the event of non-delivery. The Company at various times in the past has arranged surety bonds through certain affiliated entities and others who have demonstrated an interest and capability to bond projects for the Company. The Company will be required to seek outside help for bonding as long as its capital remains limited and will seek such help from affiliated entities and others as long as management believes it is in the best interests of the Company and its shareholders.

Inflation

       It is the Company's policy to increase sales prices as costs increase over time. The Company also attempts to offset these increases with efficiencies which allow the Company to be more competitive. Inflation affects inventories, labor and services throughout the Company.

Impact of Recent Accounting Pronouncements

       The Financial Accounting Standards Board has issued several standards which the Company adopted in 1996. They are Financial Accounting Standards 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of" and Standard 123, "Accounting for Stock Based Compensation." As discussed in Note 1 to the Audited Financial Statements, the adoption of these standards did not materially affect the Company's financial condition.

ITEM 7.    FINANCIAL STATEMENTS

       The Audited Financial Statements of the Company listed on Item 13(a) are incorporated herein by reference and are filed as part of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       The Board of Directors dismissed Parham, P.C., as the Company's auditors effective October 18, 1996. Parham, P.C., served as independent auditors of the Company for the fiscal years ended December 31, 1995, and December 31, 1994. The engagement of Parham, P.C., had previously been ratified on June 14, 1996, by the shareholders of the Company.

      The report of Parham, P.C., on the financial statements of the Company for the years ended December 31, 1995, and December 31, 1994, did not contain an adverse opinion, disclaimer of opinion or a qualification or modification as to certainty, audit scope or accounting principles, except that the report contained an explanatory paragraph related to the Predecessor's reorganization and emergence from Chapter 11 bankruptcy.

     There were no disagreements between the Company and Parham, P.C., on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Parham, P.C., would have caused Parham, P.C., to make reference to the subject matter of the disagreement(s) in connection with its reports, and there have been no "reportable events" during such period as such term is defined in Item 304(a) of Regulation S-B promulgated by the Securities and Exchange Commission.

        The Company furnished Parham, P.C., with a copy of the disclosure contained in this Form 10-KSB, and advised Parham, P.C., that if it believed that the statements made by the Company in response to Item 304(a) of Regulation S-B were incomplete or incorrect, the accounting firm could present its views in a brief statement to be included in this Form 10-KSB. Parham, P.C. did not submit such statement of views to the Company.

       KPMG Peat Marwick LLP, independent certified public accountants, was selected by the Board of Directors as accountants and auditors for the Company for the fiscal year ended December 31, 1996, and such selection was ratified by the shareholders at a special meeting of shareholders held on December 12, 1996.



                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

       The information required by this Item 9 is incorporated herein by reference from the Company's proxy statement relating to the Company's 1997 annual meeting of shareholders.

ITEM 10.    EXECUTIVE COMPENSATION

         The information required by this Item 10 is incorporated herein by reference from the Company's proxy statement relating to the Company's 1997 annual meeting of shareholders.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item 11 is incorporated herein by reference from the Company's proxy statement relating to the Company's 1997 annual meeting of shareholders.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item 12 is incorporated herein by reference from the Company's proxy statement relating to the Company's 1997 annual meeting of shareholders.

ITEM 13.    EXHIBITS AND REPORTS ON FORM  8-K

(a)    Documents

       (i)  Financial Statements

                           The financial statements filed as part of this report are listed in the Index to Financial Statements and Schedules on page F-1 hereof.

       (ii)  Financial Statement Schedules

                           NONE REQUIRED

       (iii)  Exhibits filed or incorporated by reference

                           An Exhibit Index appears immediately after the
signatures to this report.

(b)    Reports on Form 8-K

       (i)  Current Report on Form 8-K, dated October 18, 1996, concerning "Item
       4. Change in Registrant's Certifying Accountant" and "Item 7. Financial Statements, Pro Forma Financial Information and Exhibits."

       (ii) Current Report on Form 8-K, dated February 20, 1997, concerning "Item 5. Other Events."






                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CONSUMAT ENVIRONMENTAL
                                           SYSTEMS,  INC.  (Registrant)



Date: March 28, 1997                        By:/s/ ROBERT L. MASSEY
                                               --------------------
                                            Robert L. Massey
                                            Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signature                                  Title                                         Date

/s/ PETER T. SOCHA                         Chairman of the Board of Directors         March 28, 1997
----------------------------
Peter T. Socha

/s/ ROBERT L. MASSEY                       Director, Chief Executive Officer,         March 28, 1997
--------------------------
Robert L. Massey                           and President


/s/ MARK E. HILLS                          Chief Financial Officer                    March 28, 1997
------------------------------
Mark E. Hills

/s/ ALEXANDER Y. HOFF                      Director                                   March 28, 1997
------------------------
Alexander Y. Hoff

/s/ JAMES W. BOHLIG                        Director                                   March 28, 1997
----------------------------
James W. Bohlig

/s/ D. RANDOLPH GRAHAM                     Director                                   March 28, 1997
----------------------
D. Randolph Graham

/s/ CHARLES E. HORNER                      Director                                   March 28, 1997
--------------------------
Charles E. Horner


CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
(Formerly Reorganized Consumat Systems, Inc.)

Financial Statements

December 31, 1996 and 1995

(With Independent Auditors' Report Thereon)

Independent Auditors' Report


The Board of Directors
Consumat Environmental Systems, Inc.:

We have audited the accompanying balance sheet of Consumat Environmental Systems, Inc. (the "Successor" or the "Company") (formerly "Reorganized Consumat Systems, Inc.") as of December 31, 1996, and the related statements of income, changes in stockholders' equity, and cash flows for the period from March 12 to December 31, 1996. We also have audited the accompanying statements of income, changes in stockholders' equity (deficit) and cash flows for the period from January 1 to March 11, 1996 of Consumat Systems, Inc. (the "Predecessor"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Successor as of December 31, 1996, and the Successor's results of operations and cash flows for the period from March 12, 1996 to December 31, 1996, and the Predecessor's results of operations and cash flows for the period from January 1, 1996 to March 11, 1996, in conformity with generally accepted accounting principles.

On March 12, 1996, the Company emerged from Chapter 11 reorganization. As discussed in note 2 to the financial statements, the Company accounted for the reorganization as of March 11, 1996 and adopted fresh start reporting. As a result, the financial statements for the period from March 12, 1996 to December 31, 1996, which present the financial condition, results of operations and cash flows of the reorganized entity, are not generally comparable to the financial statements as of and for prior periods.

                                                    /s/ KPMG Peat Marwick LLP



Richmond, Virginia
March 14, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors
    Reorganized Consumat Systems, Inc.

We have audited the consolidated financial statements and financial statement schedule of Reorganized Consumat Systems, Inc. (the "Company")(previously Consumat Systems, Inc. and subsidiaries) as of December 31, 1995 and for the years ended December 31, 1995 and 1994, respectively, listed in the index on page F-1 of the Form 10-KSB. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statements schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 3, Reorganized Consumat Systems, Inc.'s plan of reorganization was confirmed on February 28, 1996 and became effective on March 12, 1996. The Company has implemented the guidance as to the accounting for entities emerging from Chapter 11 set forth in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("Fresh Start Reporting") as of March 12, 1996. The impact of this Fresh Start Reporting is presented in Note 3. The implementation of Fresh Start Reporting as a result of the Company's emergence from Chapter 11 materially changed the amounts reported in the financial statements of the Company as of and for periods ending subsequent to March 12, 1996. As a result of the reorganization and the implementation of Fresh Start Reporting, assets and liabilities are recorded at fair values and outstanding obligations relating to the claims of creditors have been discharged in exchange for cash, new indebtedness and equity. The accompanying consolidated financial statements as of December 31, 1995 and for the years ended December 31, 1995 and 1994 do not give effect to any adjustments that were made as a result of the Company's reorganization and emergence from Chapter 11.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reorganized Consumat Systems, Inc. as of December 31, 1995, and the consolidated results of their operations and their cash flows for the years ended December 31, 1995 and 1994, respectively, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                        /s/ Parham P.C.


Richmond, Virginia
March 27, 1996

CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
(Formerly Reorganized Consumat Systems, Inc.)

Balance Sheet

December 31, 1996

------------------------------------------------------------------------------------------------------------------------



Assets                                                                                                        Successor
------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                                            $     684,262
     Short-term investment                                                                                       92,500
     Accounts receivable and contract costs (net of allowance for doubtful accounts of $10,000) (note 4)        696,613
     Inventories (note 5)                                                                                       226,351
     Other current assets                                                                                        70,812
------------------------------------------------------------------------------------------------------------------------

Total current assets                                                                                          1,770,538
------------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net (note 6 and 8)                                                               669,893
Note receivable from officer (note 3)                                                                            19,028
Debt issuance costs, net of accumulated amortization                                                             79,111
Deferred income taxes (note 11)                                                                                 154,921
Reorganization value in excess of amounts allocable to identifiable
     assets, net of accumulated amortization (note 2)                                                         1,045,372
------------------------------------------------------------------------------------------------------------------------

                                                                                                          $   3,738,863
------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------------------------------

Current liabilities:
     Current maturities of capital lease obligation (note 8)                                              $      75,082
     Current maturities of long-term debt (note 7)                                                               59,578
     Accounts payable                                                                                            63,764
     Accrued warranty costs                                                                                      61,400
     Other accrued expenses                                                                                     164,498
------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                                       424,322
------------------------------------------------------------------------------------------------------------------------

Senior debt (note 9)                                                                                          1,500,000
Long-term debt (note 7)                                                                                          85,311
Capitalized lease obligation, excluding current maturities (note 8)                                             501,668
------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                                             2,511,301
------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (note 13)

Stockholders' equity (note 10):
     Preferred stock, $1 par value: authorized - 5,000,000 shares,
        issued and outstanding shares - none                                                                          -
     Common stock, $1 par value:  authorized - 25,000,000 shares;
        issued and outstanding shares - 1,010,000                                                             1,010,000
     Retained earnings                                                                                          217,562
------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                                    1,227,562
------------------------------------------------------------------------------------------------------------------------

                                                                                                          $   3,738,863
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
(Formerly Reorganized Consumat Systems, Inc.)

Statements of Income

December 31, 1996

-------------------------------------------------------------------------------------------------------------------

                                                                  Successor                   Predecessor
                                                           -----------------   ------------------------------------
                                                                Period from         Period from
                                                                March 12 to         January 1 to      Year ended
                                                               December 31,           March 11,       December 31,
                                                                       1996                1996               1995
-------------------------------------------------------------------------------------------------------------------

Revenues                                                $         4,282,194             923,043          4,399,309

Cost of revenues                                                  2,866,987             706,309          3,246,326
-------------------------------------------------------------------------------------------------------------------

Gross profit                                                      1,415,207             216,734          1,152,983

Selling, general and administrative expenses                        790,428             177,710            992,110

Amortization of reorganization value in excess
     of amounts allocable to identifiable assets                     43,066                   -                  -
-------------------------------------------------------------------------------------------------------------------

Operating income                                                    581,713              39,024            160,873

Other income (expense):
     Investment income                                               20,192                   -              5,264
     Interest expense                                              (242,369)            (48,998)          (107,217)
     Other                                                           18,026              48,660             30,318
-------------------------------------------------------------------------------------------------------------------

Total other income (expense), net                                  (204,151)               (338)           (71,635)
-------------------------------------------------------------------------------------------------------------------

Income before fresh start revaluation, income tax
     expense and extraordinary item                                 377,562              38,686             89,238

Fresh start revaluation (note 2)                                          -             538,480                  -
-------------------------------------------------------------------------------------------------------------------

Income before income tax expense and
     extraordinary item                                             377,562             577,166             89,238

Income tax expense                                                  160,000                   -                  -
-------------------------------------------------------------------------------------------------------------------

Income before extraordinary item                                    217,562             577,166             89,238

Extraordinary item-gain on debt discharge,
     net of income taxes                                                  -               9,907                  -
-------------------------------------------------------------------------------------------------------------------

Net income                                              $           217,562             587,073             89,238
-------------------------------------------------------------------------------------------------------------------

Income per common share:
     Primary                                            $              0.17                0.38               0.06

     Fully diluted                                      $              0.15                0.38               0.06
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
(Formerly Reorganized Consumat Systems, Inc.)

Statements of Changes in Stockholders' Equity (Deficit)

December 31, 1996

----------------------------------------------------------------------------------------------------------------------------
                                                                                Additional        Retained
                                                             Common stock          paid-in        earnings
                                             --------------------------------
                                                    Shares         Amounts         capital       (deficit)            Total
----------------------------------------------------------------------------------------------------------------------------
Predecessor:

Balances as of December 31, 1994                 1,557,832 $     4,673,496       5,227,559     (10,618,366)        (717,311)

     Adjustment for stock conversion                  (133)           (399)            399               -                -

     Net income                                          -               -               -          89,238           89,238

     Compensatory stock issued                       7,000          21,000         (19,000)              -            2,000
----------------------------------------------------------------------------------------------------------------------------

Balances as of December 31, 1995                 1,564,699       4,694,097       5,208,958     (10,529,128)        (626,073)

     Net income for period from
        January 1 to March 11, 1996                      -               -               -         587,073          587,073

     Effects of reorganization and fresh
        start reporting                         (1,564,699)     (4,694,097)     (5,208,958)      9,942,055           39,000
----------------------------------------------------------------------------------------------------------------------------

Balances as of March 11, 1996                            -               -               -               -                -
----------------------------------------------------------------------------------------------------------------------------

Successor:

     Issuance of common stock on
        March 12, 1996                           1,010,000       1,010,000               -               -        1,010,000

     Net income for period from March 12
        to December 31, 1996                             -               -               -         217,562          217,562
----------------------------------------------------------------------------------------------------------------------------

Balances as of December 31, 1996                 1,010,000 $     1,010,000               -         217,562        1,227,562
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
(Formerly Reorganized Consumat Systems, Inc.)

Statements of Cash Flows

December 31, 1996

---------------------------------------------------------------------------------------------------------------------------

                                                                                Successor                   Predecessor
                                                                           ---------------  -------------------------------
                                                                              Period from     Period from
                                                                               March 12 to    January 1 to   Year ended
                                                                               December 31,    March 11,      December 31,
                                                                                     1996           1996              1995
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
     Net income                                                          $        217,562        587,073            89,238
     Adjustments to reconcile net income to net
         cash provided by (used in) operating activities:
            Depreciation and amortization                                         131,823         18,011           131,759
            Non-cash compensation costs                                                 -              -             2,000
            Deferred income taxes                                                 155,121              -                 -
            Fresh start revaluation                                                     -       (538,480)                -
            Extraordinary item - gain on debt discharge                                 -         (9,907)                -
            Changes in operating assets and liabilities
                net of non-cash transactions:
                     Accounts receivable                                          433,776       (584,543)         (283,893)
                     Inventories                                                  (53,203)        49,504             4,064
                     Other current assets                                           3,695         (4,939)           17,767
                     Accounts payable                                              19,918        (12,275)         (243,666)
                     Other current liabilities                                   (254,896)       127,274          (322,740)
                     Net change of liabilities subject to compromise                    -       (342,889)          288,789
---------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                               653,796       (711,171)         (316,682)

Cash flows from investing activities:
     Purchase of short-term investment                                            (92,500)             -                 -
     Purchases of property, plant and equipment                                  (129,039)             -                 -
---------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                            (221,539)             -                 -
---------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
     Proceeds from senior debt                                                          -        931,135           471,818
     Proceeds from other borrowings                                                16,000              -                 -
     Repayments on borrowings and capital lease obligations                      (124,211)       (37,496)          (75,571)
     Sale of new stock                                                                  -         39,000                 -
---------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                              (108,211)       932,639           396,247
---------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                         324,046        221,468            79,565
Cash and cash equivalents at beginning of period                                  360,216        138,748            59,183
---------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                               $        684,262        360,216           138,748
---------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
     Cash paid for:
         Interest                                                        $        232,868         47,193           107,217
         Income taxes                                                                   -              -                 -
     Noncash activities:
         Reduction of reorganization value in excess
         of identifiable assets to recognize additional
         deferred tax benefit                                                      60,000              -                 -
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

CONSUMAT ENVIRONMENTAL SYSTEMS, INC.

(Formerly Reorganized Consumat Systems, Inc.)

Notes to Financial Statements

December 31, 1996

================================================================================

   (1)   Summary of Significant Accounting Policies

         Description of Business

         Consumat Environmental Systems, Inc. (the "Company"), incorporated in 1960, manufactures and sells incineration systems comprised of multiple modular components and individual units of waste disposal equipment. Beginning October 6, 1995, the Company operated as a Debtor-In-Possession in its Chapter 11 bankruptcy proceedings (Note 2). The Second Amended Plan of Reorganization (the "Plan") was confirmed on February 28, 1996 and the Effective Date of the Plan with modifications was March 12, 1996 (the "Effective Date"). The Company accounted for its reorganization using fresh start reporting. In accordance with the Plan, the articles of incorporation and bylaws of the Company were amended and restated effective on the Effective Date, to change the name of the Company from Consumat Systems, Inc. to Reorganized Consumat Systems, Inc. and effectuate the provisions of the Plan. On December 12, 1996, the Company's name was changed to Consumat Environmental Systems, Inc.

         Cash and Cash Equivalents and Short-term Investment

         Cash equivalents totaled approximately $684,000 at December 31, 1996, and consists of an overnight repurchase agreement. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         The short-term investment consists of a certificate of deposit with a bank that has an initial term of six months.

         Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories.

         Property, Plant and Equipment

         Property, plant, and equipment are stated at cost. Property and plant under capital leases are stated at the present value of minimum lease payments.

         Depreciation on equipment is calculated on the straight-line method over the estimated useful lives of the assets. Plant held under capital lease and leasehold improvements are amortized on a straight line basis over the shorter of the lease term or estimated useful life of the asset.

         The costs of major renewals and replacements are capitalized while the costs of maintenance and repairs are charged to operations as incurred. When assets are sold or retired, their costs and the related accumulated depreciation are removed from the accounts and the gains or losses are reflected in operations.

                                                                     (Continued)

CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
(Formerly Reorganized Consumat Systems, Inc.)

Notes to Financial Statements



===============================================================================

   (1)   Continued

         Revenue Recognition

         Waste systems are manufactured under customer contracts which provide for the manufacture and delivery of modular units comprising the system. Revenue is recognized on these systems using the percentage of completion method. The percentage of completion is based primarily on contract manufacturing costs incurred to date compared with total estimated manufacturing costs. Changes in estimated contract costs and anticipated contract losses, if any, are recognized in the period they are determined. Recognized revenues in excess of billings are included in accounts receivable and contract costs.

         Cost of Revenues

         Cost of revenues include manufacturing, engineering and field service costs. The Company accrues estimated warranty and other costs related to completed contracts.

         Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Income Per Common Share

         Primary income per common share is computed based on the weighted average number of common and common equivalent shares outstanding during the year to the extent the equivalents have a dilutive effect on income per common share. The number of shares used in computing primary income per share was 1,258,462 shares for the period from March 12, 1996 to December 31, 1996; 1,564,699 shares for the period from January 1, 1996 to March 11, 1996; and 1,560,348 shares in 1995. Fully diluted income per share was calculated utilizing 1,481,384 shares for the period from March 12, 1996 to December 31, 1996; 1,564,699 shares for the period from January 1, 1996 to March 11, 1996; and 1,560,348 shares in 1995.

                                                                     (Continued)

CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
(Formerly Reorganized Consumat Systems, Inc.)

Notes to Financial Statements



===============================================================================

   (1)   Continued

         Stock Compensation

         Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

         Business Risks

         Because of the dollar amount of a contract for a large hospital, municipal or industrial system in relation to the Company's size, in any year or financial period, the sale may account for a substantial percentage (10% or greater) of the Company's revenues.

         The Company devotes substantially all of its manufacturing capacity to a large contract when the equipment for that contract is being built. In addition, since the Company is presently unable to obtain bonding on large projects, the Company has and will need to continue to arrange surety bonds and financial guarantees through entities having an interest in those projects. Historically, a significant portion of the Company's revenues have been comprised of a relatively small number of large sales, generally not to the same customer, resulting from the manufacture of large waste disposal and energy conversion systems.

         Use of Estimates

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                                                                     (Continued)

CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
(Formerly Reorganized Consumat Systems, Inc.)

Notes to Financial Statements



===============================================================================

   (1)   Continued

         Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

         The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

         Reclassifications

         Certain amounts in prior periods have been reclassified to conform with the current period's presentation.


   (2)   Reorganization Under Chapter 11

         On October 6, 1995, the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division. Under Chapter 11, certain claims of the Debtor in existence prior to the filing of the petition were stayed while the Debtor continued business operations as Debtor-In-Possession ("DIP").

         The Debtor received approval from the Bankruptcy Court ("the Court") on October 26, 1995 to incur up to $500,000 in Debtor-In-Possession financing during the bankruptcy proceeding. The Court approved an additional $500,000 in DIP financing, which was received in January 1996.

         On February 28, 1996, the Court confirmed the Company's Second Amended Plan of Reorganization, with Modifications. The Effective Date of the Plan was March 12, 1996 ("Effective Date").

                                                                     (Continued)

CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
(Formerly Reorganized Consumat Systems, Inc.)

Notes to Financial Statements



===============================================================================

   (2)   Continued

         The Plan provided for the following:

         Secured Debt

         Secured debts totalling $166,401 were assumed as part of the Plan. A new note, in the amount of $192,306, was issued to Lighthouse Investments, LLC, in settlement of its secured debt ($213,673 as of March 12, 1996).

         Tax and Other Priority Claims

         All Tax and Other Priority Claims, as defined, totaling $24,984 were paid on the Effective Date.

         Unsecured Trade Claimants

         The holders of all trade claims, totaling $82,559 were paid fifty percent (50%) of their claims on the Effective Date.

         Unsecured Miscellaneous Claimants

         The holders of all other miscellaneous claims were paid twenty-five percent of their claims in cash and received a pro-rata share of 150,000 shares (14.85%) of the common stock in the reorganized company. This class totalled approximately $309,000 of recorded liabilities and approximately $615,000 of previously contingent liabilities.

         Common Stock

         The holders of approximately 1,565,000 outstanding shares of the Company's existing common stock received, in exchange for their shares, 500,000 shares or 49.5% of the shares in the reorganized company.

         As a result of adopting fresh-start reporting, the Company recorded reorganization value in excess of amounts allocable to identifiable assets of $1,148,438 as of the effective date. This intangible asset is being amortized on a straight-line method over a twenty year period.

         Fresh Start Revaluation

         The fresh start revaluation of $538,480 reflects a net gain in recording assets at their fair values and liabilities at their present values and to record reorganization value in excess of amounts allocable to identifiable assets.

                                                                     (Continued)

CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
(Formerly Reorganized Consumat Systems, Inc.)

Notes to Financial Statements



===============================================================================

   (2)   Continued

         Reorganization Value

         The estimated reorganization value (the approximate fair value) of the assets of the Company upon emergence was determined by consideration of a number of factors, including discounted cash flow and price/earnings and other applicable ratios believed by management to be representative of the Company's business and industry.

         The adjustments to the Company's balance sheet as of March 11, 1996 to reflect the consummation of the Plan, including the related discharge for liabilities subject to compromise under reorganization cases and to record (i) assets at their fair values including an adjustment for the excess of reorganization value over total fair value of assets and (ii) liabilities at their present values are presented below:


                                                                                                        Reorganized
                                                                Pre     Confirmation        Fresh           balance
                                                       confirmation       activities        start             sheet
--------------------------------------------------------------------------------------------------------------------
ASSETS
  Current assets:
   Cash and cash equivalents                             $  222,078          138,138            -           360,216
   Accounts receivable                                    1,112,756                -            -         1,112,756
   Inventories                                              173,148                -            -           173,148
   Prepaid expenses and other                                74,507           17,633            -            92,140

====================================================================================================================

Total current assets                                      1,582,489          155,771            -         1,738,260

Property, plant and equipment, at cost, net                 614,418                -            -           614,418

Notes receivable from officer                                38,000          (18,972)           -            19,028

Debt issuance costs, net of accumulated
  amortization                                               56,359           37,945            -            94,304

Deferred income taxes                                             -                -      250,042           250,042

Reorganization value in excess of amounts
  allocable to identifiable assets                                -                -    1,148,438         1,148,438
--------------------------------------------------------------------------------------------------------------------

                                                         $2,291,266          174,744    1,398,480         3,864,490
====================================================================================================================

CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
(Formerly Reorganized Consumat Systems, Inc.)

Notes to Financial Statements



================================================================================

   (2)   Continued


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------------------------------------------------------------
LIABILITIES
Current liabilities:
  Accounts                                   $       43,846              -              -       43,846
  Other liabilities                                 570,114        (89,320)             -      480,794
  Current portion of indebtedness                    78,424         60,708              -      139,132
-------------------------------------------------------------------------------------------------------

Total current liabilities                           692,384        (28,612)             -      663,772

Liabilities subject to compromise                   627,149       (627,149)             -            -

Indebtedness:
  Senior debt                                     1,000,000        500,000              -    1,500,000
  Long-term debt less current portion                     -        131,598              -      131,598
  Capitalized lease obligation less current
    portion                                         559,120              -              -      559,120

Stockholder's Equity (Deficit)
  Common stock - old                              4,694,097     (4,694,097)             -            -
  Common stock - new                                      -      1,010,000              -    1,010,000
  Capital in excess of par value                  5,208,958      3,873,097     (9,082,055)           -
  Retained earnings (deficit)                   (10,490,442)         9,907     10,480,535            -
-------------------------------------------------------------------------------------------------------

Total stockholders' equity (deficit)         $     (587,387)       198,907      1,398,480 $  1,010,000
-------------------------------------------------------------------------------------------------------
                                             $    2,291,266        174,744      1,398,480 $  3,864,490
=======================================================================================================


   (3)   Related-Party Transactions

         During 1994, the Company issued a 10% note in the amount of $170,000 to Lighthouse Investments LLC, a limited liability corporation which is principally owned by several of the Company's dealers.
         The balance outstanding was $131,627 (Note 7) as of December 31, 1996.

         Note receivable from officer consists of an interest free loan to an officer in conjunction with his employment contract provided by the Company. The loan is to be repaid out of bonuses during the officer's employment or one year thereafter.

                                                                     (Continued)



CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
(Formerly Reorganized Consumat Systems, Inc.)

Notes to Financial Statements



====================================================================================

   (4)   Accounts Receivable and Contract Costs

         Accounts receivable consist of the following as of December 31, 1996:





Billed accounts receivable                                               $   210,412
Revenue recognized in excess of billings                                     473,009
Accounts receivable - other                                                   23,192
-------------------------------------------------------------------------------------

                                                                         $   706,613
Allowance for doubtful accounts                                              (10,000)
-------------------------------------------------------------------------------------

Accounts receivable and contract costs, net                              $   696,613
=====================================================================================


         Revenues recognized for uncompleted contracts totaled $1,984,626 and $2,551,630 at December 31, 1996 and 1995, respectively and progress billings on these contracts totaled $1,620,911 and $2,521,228 at December 31, 1996 and 1995, respectively.

         The Company performs ongoing credit evaluations of its customers and generally does not require collateral except for international distributors where the Company obtains irrevocable letters of credit for portions of the contract amount. Significant concentrations of billed accounts receivable are as follows at December 31, 1996:


Equipment distributors located throughout the United States             $118,462
Equipment distributors located outside the United States                  91,950
================================================================================

CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
(Formerly Reorganized Consumat Systems, Inc.)

Notes to Financial Statements



===============================================================================

   (5)   Inventories

         Inventories consist of the following at December 31, 1996:



Raw materials                                                            $   222,262
Work in process                                                                4,089
-------------------------------------------------------------------------------------

Total                                                                    $   226,351
=====================================================================================


   (6)   Property, Plant and Equipment

         Property, plant and equipment consist of the following at December 31, 1996:



Land improvements                                                         $    148,008
Buildings                                                                    1,411,751
Machinery and equipment                                                      2,285,525
---------------------------------------------------------------------------------------

                                                                             3,845,284

Less accumulated depreciation and amortization                               3,333,587
---------------------------------------------------------------------------------------
                                                                               511,697
Land                                                                           158,196
---------------------------------------------------------------------------------------

                                                                          $    669,893
=======================================================================================

         Depreciation and amortization expense on property, plant and equipment was $73,564, $13,384 and $130,820 for the periods March 12 to December 31, 1996, January 1 to March 11, 1996 and year ended December 31, 1995, respectively. See Note 8 regarding the sale and leaseback of the Company's manufacturing facility in 1992.

CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
(Formerly Reorganized Consumat Systems, Inc.)

Notes to Financial Statements



=========================================================

   (7)   Long-Term Debt

         Long-term debt consists of the following as of December 31, 1996:

Long-term debt                                  $144,889
Less current maturities                           59,578
---------------------------------------------------------
Total                                           $ 85,311
=========================================================

         Long-term debt at December 31, 1996 consists of two installment notes bearing interest at rates of 9.5% and 10% per annum, payable through December 31, 1998 and June 1, 1999, and secured by certain assets and intellectual properties of the Company.

         The maturities of long-term debt for each of the five years subsequent to December 31, 1996 are as follows: 1997, $59,578; 1998, $85,311.


   (8)   Capital Lease Obligations

         The Company sold its manufacturing facility for $800,000 on July 1, 1992 in a sale-leaseback transaction. The book value of the land and buildings exceeded the net sales proceeds and the Company recognized a loss of $495,706. The lease has an initial term of 10 years with two five-year renewal options. The Company currently can repurchase the property for an approximate price of $975,000, increasing annually thereafter to approximately $1,044,000 in 2002.

         Pursuant to the lease, the Company pays monthly rent, property taxes, insurance, repairs and other executory costs related to the property. The lease meets the criteria for a capital lease and has been included in property, plant and equipment in the accompanying balance sheet.

                                                                     (Continued)

CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
(Formerly Reorganized Consumat Systems, Inc.)

Notes to Financial Statements



================================================================================

   (8)   Continued

         At December 31, 1996, the gross amount of property and plant and related accumulated amortization recorded under capital leases were as follows:


Land                                                                     $   158,196
Buildings                                                                    620,454
Leasehold improvements                                                        21,350
-------------------------------------------------------------------------------------

                                                                             800,000
Less accumulated amortization                                                276,288
-------------------------------------------------------------------------------------

Total                                                                    $   523,712
=====================================================================================


         Amortization of assets held under capital leases is included with depreciation expense in the accompanying statements of income.

         Minimum lease payments for the five years subsequent to 1996 and in the aggregate are:



1997                                                                     $   127,948
1998                                                                         131,787
1999                                                                         135,740
2000                                                                         139,812
2001                                                                         144,007
Thereafter                                                                    73,068
-------------------------------------------------------------------------------------

                                                                             752,362
Less amount representing interest                                            175,612
-------------------------------------------------------------------------------------
Present value of net minimum
     lease payments                                                          576,750
-------------------------------------------------------------------------------------

        Less current maturities                                               75,082
-------------------------------------------------------------------------------------

Amount due after one year                                                $   501,668
=====================================================================================





  (9)    Senior Debt

         During the Bankruptcy proceedings and approved by the Court, the Company incurred Senior Debt in the amount of $500,000 as of December 31, 1995. The debt is at an interest rate of 14%. The interest is payable monthly in arrears. The principal is due in a balloon payment in 2000. Additionally, the Company borrowed $500,000 in January 1996 and $500,000 in March 1996 in Senior Debt, interest payable monthly in arrears and the principal due in balloon payments in 2001. This debt is secured by liens on all real and personal property of the Company, including accounts receivable, inventory, equipment and general intangibles. In conjunction with this last borrowing and the Company's emergence from bankruptcy, the lender was granted a stock purchase warrant to purchase at least 250,000 shares in the reorganized company. This warrant may increase up to 475,000 shares contingent upon when the senior debt is repaid. This warrant may be exercised over a period of approximately three years commencing March 31, 1998 at an exercise price of $.01 per share.


                                                                     (Continued)

CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
(Formerly Reorganized Consumat Systems, Inc.)

Notes to Financial Statements



=============================================================================

 (10) Stock Compensation

         As of the Effective Date all options, warrants and other agreements requiring the issuance of equity interests of the Company were disallowed and cancelled under the Plan. As a result, stock options of 215,333 were cancelled. Option activity for 1995 and the period January 1 to March 11, 1996 was insignificant.

         In 1996, the Company adopted a stock option plan (the "Plan 1") pursuant to which the Company grants stock options to non-employee directors. Plan 1 authorizes grants of options to purchase up to 100,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Terms and vesting schedules of all stock options are at the discretion of the Company's Board of Directors. 50,000 stock options were granted and vest over a three-year period under Plan 1 as of December 31, 1996.

         In 1996, the Company adopted a stock option plan (the "Plan 2") pursuant to which the Company's Board of Directors may grant stock options to management employees. Plan 2 authorizes grants of options to purchase up to 200,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Terms and vesting schedules of all stock options are at the discretion of the Company's Board of Directors. 97,500 stock options were granted and vest over a three-year period under Plan 2 as of December 31, 1996.

         In 1996, the Company adopted a stock option plan (the "Plan 3") pursuant to which the Company's Board of Directors may grant stock options to non-management employees. Plan 3 authorizes grants of options to purchase up to 15,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Terms and vesting schedules of all stock options are at the discretion of the Company's Board of Directors. 15,000 stock options were granted and vest over a three-year period under Plan 3 as of December 31, 1996.

         At December 31, 1996, there were no shares exercisable and there were 152,500 additional shares available for grant under the plans. The per share weighted-average fair value of stock options granted during 1996 was $1.98 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield 0%, risk-free interest rate of 6.72%, expected volatility of .76, and an expected life of 10 years.

                                                                     (Continued)

CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
(Formerly Reorganized Consumat Systems, Inc.)

Notes to Financial Statements



===============================================================================

  (10)   Continued

         The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                                   For the period
                                                                                      March 12 to
                                                                                December 31, 1996
--------------------------------------------------------------------------------------------------
Net income:
     As reported                                                                         $217,562
     Pro forma                                                                            198,696

Primary earnings per share:
     As reported                                                                             0.17
     Pro forma                                                                               0.16
==================================================================================================


         Pro forma net income reflects only options granted in 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 3 years and compensation cost for options granted prior to January 1, 1996 is not considered.

         Stock option activity during the period indicated is as follows:





                                                               Number of       Weighted-average
                                                                  shares         exercise price
------------------------------------------------------------------------------------------------
Balance at March 11, 1996                                              -
     Granted                                                     162,500              $1.98
     Exercised                                                         -
------------------------------------------------------------------------------------------------

Balance at December 31, 1996                                     162,500              $1.98
================================================================================================



         At December 31, 1996, the range of exercise prices was 112,500 shares at $1.56 and 50,000 shares at $3.50. The contractual life of all options is 10 years.

         At December 31, 1996, there were no options exercisable.


                                                                     (Continued)

CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
(Formerly Reorganized Consumat Systems, Inc.)

Notes to Financial Statements



===============================================================================

 (11) Income Taxes

         Income tax expense for the period from March 12 to December 31, 1996 consists of the following:





                                                Current      Deferred         Total
------------------------------------------------------------------------------------
     U.S. Federal                         $       5,000       131,000       136,000
     State and local                                  -        24,000        24,000
------------------------------------------------------------------------------------

                                          $       5,000       155,000       160,000
====================================================================================


         There was no income tax expense for the period from January 1 to March 11, 1996 and the year ended December 31, 1995 due to the Company's utilization of net operating loss carryforwards.

         Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following:





                                              Period from   Period from
                                             March 12 to   January 1 to
                                             December 31,   March 11,    Year ended
                                                   1996          1996          1995
------------------------------------------------------------------------------------
Computed "expected" tax expense           $     128,371       196,236        30,341
Increase (reduction) in income taxes
     resulting from:

Change in the beginning-of-the-year balance of
     the valuation allowance for deferred tax assets
     allocated to income tax expense                  -      (213,757)      (42,319)

State and local income taxes, net of federal
     income tax benefit                          12,402        22,856         3,534

Amortization of reorganization value in excess
     of amounts allocable to identifiable assets 16,348             -             -

Other, net                                        2,879        (5,335)        8,444
------------------------------------------------------------------------------------

                                          $     160,000             -             -
====================================================================================

CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
(Formerly Reorganized Consumat Systems, Inc.)

Notes to Financial Statements



===============================================================================

  (11)   Continued

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 are presented below.




                                                                                 1996
--------------------------------------------------------------------------------------
Deferred tax assets:
   Accounts receivable principally due to
      allowance for doubtful accounts                                      $    3,796
   Inventories                                                                  7,592
   Reserve for warranty expense                                                23,307
   Compensated absences, principally due to
      accrual for financial reporting purposes                                 15,095
   Net operating loss carryforwards                                         1,302,787
   Capital leases obligations, principally due to
      operating lease treatment for tax purposes                              218,934
--------------------------------------------------------------------------------------

Total gross deferred tax assets                                             1,571,511
Less valuation allowance                                                    1,221,031
--------------------------------------------------------------------------------------

Net deferred tax assets                                                       350,480
--------------------------------------------------------------------------------------

Deferred tax liabilities:
   Plant and equipment, principally due to differences in
      depreciation                                                           (195,559)
--------------------------------------------------------------------------------------

Total gross deferred liabilities                                             (195,559)
--------------------------------------------------------------------------------------

Net deferred tax assets                                                     $ 154,921
======================================================================================



         The net change in the total valuation allowance for the period from January 1 to March 11, 1996 and March 12 to December 31, 1996 was a decrease of $467,000 and $60,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $408,000 prior to the expiration of the net operating loss carryforwards in 2008. Based upon the level of historical taxable income, projections of future taxable income, and available tax planning strategies over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1996. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                                                                     (Continued)

CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
(Formerly Reorganized Consumat Systems, Inc.)

Notes to Financial Statements



===============================================================================

(11) Continued

         Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1996 would first serve to reduce the reorganization value in excess of amount allocable to identifiable assets. Any additional amounts recognized would be treated as a contribution to additional paid-in capital.

         For the period from March 12 to December 31, 1996, the Company reduced reorganization value in excess of amounts allocable to identifiable assets by $60,000. This amount represents a corresponding decrease in the Company's valuation allowance.

         At December 31, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $3,432,000 which are available to offset future federal taxable income, if any, through 2008. Of this amount, approximately $2,257,000 is subject to an annual limitation of approximately $205,000 due to a change in ownership of the Company which occurred in 1992.


  (12)   Major Customers

         Three major customers accounted for approximately 18%, 19% and 30% and 19%, 55% and 0%, respectively of the Company's revenues from continuing operations for the periods March 12 to December 31, 1996 and January 1 to March 11, 1996. For the year-ended December 31, 1995, one customer accounted for approximately 25% of revenues.


  (13)   Commitments and Contingencies

         The Company has employment contracts with certain of its executive officers and other management personnel. Under the terms of such agreements, severance payments would become payable in the event of specified terminations. The maximum contingent liability of the Company pursuant to all such agreements was approximately $427,500 at December 31, 1996.

  (14)   Fair Value of Financial Instruments

         The carrying amounts of cash and cash equivalents, short-term investment, accounts receivable and contract costs, accounts payable, accrued liabilities approximate fair value because of the short maturities of those instruments.


                                                                     (Continued)

CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
(Formerly Reorganized Consumat Systems, Inc.)

Notes to Financial Statements



(14) Continued

         Based on borrowing rates currently available for long-term debt and senior debt with similar terms and maturities and its recent issuance, management believes that the carrying amount of debt approximates fair value.



                                       EXHIBIT INDEX

Exhibit No.                      Description

2(a) Second Amended Plan of Reorganization of Company and Modification to Second Amended Plan of Reorganization filed by Company and confirmed by the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division, on February 28, 1996 (Incorporated by reference to Exhibits 2(a) and 2(b) on the Company's Current Report on Form 8-K filed on February 28, 1996)

2(b) Mutual General Release dated March 12, 1996, by and among the Company, Lighthouse Investment, L.L.C., Sirrom Capital Corporation, Environmental Systems Company, and Thomas A. Pearson and T. Jackson Lawson, Trustees. (Incorporated by reference to Exhibit 2(b) to the Company's Annual Report on Form 10-KSB filed on March 29, 1996)

3(a) Articles of Amendment and Restatement to the Amended and Restated Articles of Incorporation of the Company.

3(b)                             Amended and Restated Bylaws of the Company.

4(a) Instruments defining rights of security holders (See Exhibits 3 (a) and 3 (b))

4(b) Specimen certificate for the Company's common stock, par value $1.00 per share.

4(c) Promissory Note dated March 12, 1996, in the original principal amount of $192,306.29 payable to Lighthouse Investments, L.L.C. (Incorporated by reference to Exhibit 4(c) to the Company's Annual Report on Form 10-KSB filed on March 29, 1996)

4(d) Loan Agreement with Sirrom Capital Corporation dated October 11, 1995. (Incorporated by reference to Exhibit 4(e) to the Company's Annual Report on Form 10-KSB filed on March 29,
                                 1996)

4(e) Amendment to Loan Agreement with Sirrom Capital Corporation dated October 26, 1995. (Incorporated by reference to Exhibit 4(f) to the Company's Annual Report on Form 10-KSB filed on March 29, 1996)

4(f) Amended and Restated Secured Promissory Note dated October 26, 1995, in the original principal amount of $500,000 payable to Sirrom Capital Corporation. (Incorporated by reference to Exhibit 4(g) to the Company's Annual Report on Form 10-KSB filed on March 29, 1996)

4(g) Loan Agreement with Sirrom Capital Corporation dated January 16, 1996. (Incorporated by reference to Exhibit 4(h) to the Company's Annual Report on Form 10-KSB filed on March 29,
                                 1996)

4(h) Secured Promissory Note dated January 16, 1996, in the original principal amount of $500,000 payable to Sirrom Capital Corporation. (Incorporated by reference to Exhibit 4(i) to the Company's Annual Report on Form 10-KSB filed on March 29, 1996)

4(i) Loan Agreement with Sirrom Capital Corporation dated March 12, 1996. (Incorporated by reference to Exhibit 4(j) to the Company's Annual Report on Form 10-KSB filed on March 29,
                                 1996)

4(j) Secured Promissory Note dated March 12, 1996, in the original principal amount of $500,000 payable to Sirrom Capital Corporation. (Incorporated by reference to Exhibit 4(k) to the Company's Annual Report on Form 10-KSB filed on March 29, 1996)

4(k) Stock Purchase Warrant dated March 12, 1996, granted to Sirrom Capital Corporation. (Incorporated by reference to Exhibit 4(l) to the Company's Annual Report on Form 10-KSB filed on March 29, 1996)

10(a) Promissory Note dated December 11, 1985, in the amount of $75,000 from Robert L. Massey to the Company (Incorporated by reference to Exhibit 10 (e) to the Company's Annual Report on Form 10-K filed on March 31, 1986)

10(b) Employment Contract with Robert S. Lee dated February 12, 1991. (Incorporated by reference to Exhibit 10 (g) to the Company's Annual Report filed on March 31, 1993)

10(c) Purchase and Lease Agreements relating to the sale and leaseback of the Company's headquarters and manufacturing facility in
                                 Mechanicsville, Virginia
                                 (Incorporated by reference to Exhibit
                                 6(a)(2) of the Company's Quarterly
                                 Report on Form 10-Q filed August 7,
                                 1992)

10(d) Employment Contract dated February 12, 1991, between the Company and Robert L. Massey. (Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-KSB filed on March 29, 1996)

10(e) Employment Contract dated June 14, 1995, between the Company and Mark E. Hills. (Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-KSB filed on March 29, 1996)

10(f)                            Reorganized Consumat Systems, Inc. 1996
                                 Non-Employee Directors Stock
                                 Option Plan dated April 19, 1996



10(g) Consumat Environmental Systems, Inc. 1996 Stock Option Plan, as amended and restated as of December 13, 1996

10(h) Consumat Environmental Systems, Inc. 1996 Stock Option Plan For Nonmanagement Employees dated December 13, 1996

10(i)                            Consumat Environmental Systems, Inc. Peter T.
                                 Socha Stock Option Plan dated January 14, 1997