Form 10-Q
period 1997-03-31
CONSUMAT SYSTEMS INC
filed 1997-05-13
CIK 312950

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)*
[ X] Quarterly  report  pursuant to section 13 or 15(d) of the  Securities
     Exchange Act of 1934 for the  quarterly  period ended March 31, 1997 or

[  ] Transition  report  pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the  transition  period from _______ to _________


Commission File No 0-9253



                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
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

                                    YES  X   NO
                                       -----   -----

Check whether the issuer has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act after the distributions of securities under a plan confirmed by a court.

                                    YES  X   NO
                                       -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Class                                              Number of Shares
-----------------------------------                       ---------------------
Common Stock, par value $1.00                                   1,011,200

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.



                                      INDEX


                                                                        Page No.
                                                                        --------

Part I. Financial Information:

   Item 1:

           Balance Sheets................................................   4

           Statements of Operations......................................   5

           Statements of Cash Flows......................................   6

           Notes to Financial Statements.................................   7

   Item 2:

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................   8

Part II. Other Information

   Item 1:

         Legal Proceedings...............................................   9

   Item 6:

         Exhibits and Reports on Form 8-K................................   9


         Signatures.....................................................   10

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.


                          PART I. FINANCIAL INFORMATION

                                     ITEM 1.

                            CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                                      BALANCE SHEETS

                                                                    Successor             Successor
                                                                    March 31,            December 31,
  ASSETS                                                              1997                   1996
                                                                   (Unaudited)             (Audited)
                                                                 -------------          --------------
Current assets:
  Cash and cash equivalents                                      $     464,720          $      684,262
  Short-term investment                                          $      92,500          $       92,500
  Accounts receivable and contract costs (net of
    allowance for doubtful accounts of $10,000 at
    March 31, 1997 and December 31, 1996)                            1,173,961                 696,613
  Inventories                                                          202,384                 226,351
  Prepaid expenses and other                                            76,210                  70,812
                                                                 -------------          --------------
   Total current assets                                              2,009,775               1,770,538

Property, plant and equipment, at cost,
  net of accumulated depreciation and amortization                     683,747                 669,893
Note receivable from officer                                            19,028                  19,028
Debt issuance costs, net of accumulated
  amortization                                                          85,259                  79,111
Deferred income taxes, net                                             263,926                 154,921
Reorganization value in excess of amount
  allocable to identifiable assets, net of
  accumulated amortization                                           1,031,017               1,045,372
                                                                 -------------          --------------
                                                                 $   4,092,752           $   3,738,863
                                                                 =============           =============


  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of capital lease obligation                $       77,875          $       75,082
  Current maturities of long-term debt                                  69,340                  59,578
  Accounts payable                                                     157,507                  63,764
  Accrued warranty expense                                              45,643                  61,400
  Other accrued expenses                                               150,571                 164,498
                                                                 -------------          --------------
   Total current liabilities                                           500,936                 424,322


Senior debt                                                          2,000,000               1,500,000
Long-term debt                                                          59,658                  85,311
Capitalized lease obligation                                           481,245                 501,668

Stockholders' equity
  Common stock: $1 par value, authorized 25,000,000 shares;
    issued and outstanding 1,011,200 and 1,010,000
    at March 31, 1997 and December 31, 1996                          1,011,200               1,010,000
  Retained earnings                                                     39,713                 217,562
                                                                 -------------          --------------
   Total stockholders' equity                                        1,050,913               1,227,562
                                                                 -------------          --------------
                                                                 $   4,092,752          $    3,738,863
                                                                 =============           =============

See accompanying notes.

                                     CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                                          STATEMENTS OF OPERATIONS
                                                 (Unaudited)

                                                                        Successor                            Predecessor
                                                                        ---------                            -----------
                                                             Three Month           Period from               Period from
                                                            Period ended           March 12 to               January 1 to
                                                              March 31,             March 31,                 March 11,
                                                                1997                  1996                       1996
                                                            -------------         --------------              -----------
Revenues                                                    $     821,160         $      361,136              $   923,043

Cost of goods sold                                                719,509                209,444                  706,309
                                                            -------------         --------------              -----------

Gross profit                                                      101,651                151,692                  216,734

Selling, general and administrative expenses                      302,167                 50,063                  177,710

Amortization of reorganization value in excess
  of amounts allocable to identifiable assets                      14,356                      -                        -
                                                            -------------         --------------              -----------

Operating income                                                 (214,872)               101,629                   39,024

Other income (expense):
  Investment income                                                 2,409                      -                        -
  Interest expense                                                (74,735)               (13,287)                 (48,998)
  Other                                                               343                     38                   48,660
                                                            -------------         --------------              -----------
                                                                  (71,983)               (13,249)                    (338)
                                                            -------------         --------------              -----------

Income (loss) before fresh start revaluation, income
 tax expense (benefit) and extraordinary item                    (286,855)                88,380                   38,686

Fresh start revaluation                                                 -                      -                  538,480
                                                            -------------         --------------              -----------

Income (loss) before income tax expense (benefit)
 and extraordinary item                                          (286,855)                88,380                  577,166

Income tax expense (benefit)                                     (109,005)                33,584                        -
                                                            -------------         --------------              -----------

Income (loss) before extraordinary item                          (177,850)                54,796                  577,166

Extraordinary item-gain on debt discharge                               -                      -                    9,907
                                                            -------------         --------------              -----------

Net income (loss)                                           $    (177,850)       $        54,796              $   587,073
                                                            =============        ===============              ===========


Earnings (loss) per common share:
Primary                                                            ($0.14)                 $0.04                    $0.38

Fully diluted                                                      ($0.14)                 $0.04                    $0.38


See accompanying notes.

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Successor                    Predecessor
                                                                                      ---------                    -----------
                                                                           Three Month          Period from        Period from
                                                                          Period ended          March 12 to        January 1 to
                                                                            March 31,            March 31,           March 11,
                                                                              1997                 1996                1996
                                                                           ------------      ------------         -------------
Cash flows from operating activities
  Net income (loss)                                                        $   (177,850)     $     54,796         $     587,073
   Adjustments to reconcile net income (loss) to
    net cash used in operating activities
     Depreciation and amortization                                               42,340             5,118                18,011
     Deferred income taxes                                                     (109,005)           31,689                     -
     Fresh start revaluation                                                          -                 -              (538,480)
     Extraordinary item - gain on debt discharge                                      -                 -                (9,907)
     Changes in operating assets and liabilities
      net of non-cash transactions:
       Accounts receivable and contract costs                                  (477,348)         (167,323)             (584,543)
       Inventories                                                               23,967           (30,387)               49,504
       Other current assets                                                      (5,398)           24,904                (4,939)
       Accounts payable                                                          93,743            30,021               (12,275)
       Other current liabilities                                                (28,483)         (162,545)              127,274
                                                                           ------------      ------------         -------------
               Net cash used in operating activities                           (638,034)         (213,727)             (368,282)
                                                                           ------------      ------------         -------------

    Reorganization activities:
       Sale of new stock                                                              -                 -                39,000
       Net payment of liabilities subject to compromise                               -                 -              (342,889)
                                                                           ------------      ------------         -------------
               Net cash used in reorganization activities                             -                 -              (303,889)
                                                                           ------------      ------------         -------------

       Cash flows from investing activities:
           Purchase of property, plant and equipment                            (36,987)                -                     -

       Cash flows from financing activities
           Proceeds from senior debt, net                                       489,000                 -               931,135
           Repayments on borrowings/capital lease obligations                   (33,521)          (28,952)              (37,496)
                                                                           ------------      ------------         -------------
               Net cash provided by (used in) financing activities              455,479           (28,952)              893,639
                                                                           ------------      ------------         -------------

       Net increase (decrease) in cash and cash equivalents                    (219,542)         (242,679)              221,468
       Cash and cash equivalents at beginning of period                         684,262           360,216               138,748

       Cash and cash equivalents at end of period                          $    464,720      $    117,537         $     360,216
                                                                           ============      ============         =============


       See accompanying notes.

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS

1. The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made herein are adequate and that the information presented is not misleading. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the periods presented have been made (and any such adjustments are of a normal recurring nature). These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

2. Earnings (loss) per share is calculated based on the weighted average number of common and common equivalent shares outstanding during the period to the extent the equivalents have a dilutive effect on earnings
         (loss) per common share. The number of shares used in computing primary and fully diluted earnings (loss) per share for the periods ended March 31, 1997 was 1,261,200.

3. The inventories balance at March 31, 1997 includes raw materials of $198,295 and work in process of $4,089. The inventories balance at December 31, 1996 included raw materials of $222,262 and work in process of $4,089. Inventories used on contracts in progress are included in cost of goods sold to accurately match the cost with the revenue recognized on those contracts by the percentage of completion method of revenue recognition.

4. Income taxes have been provided as follows in the accompanying statements of income:

                                          Period From             Three Month
                                            March 12-             Period Ended
                                          March 31,1996          March 31, 1997
                                          -------------          --------------

Current Expense (Benefit)
           Federal                          $ 1,516              $         -
             State                              379                        -
Deferred Expense (Benefit)
           Federal                           28,533                  (94,662)
             State                            3,156                  (14,343)
                                             ------                ---------
                                            $33,584                $(109,005)

         Income taxes are provided at the applicable federal and state rates.


         At March 31, 1997, the Company had NOL carryforwards of approximately $3.5 million for federal income tax purposes. Such NOL carryforwards, if not used as offsets to future taxable income, will expire beginning in 1997 and continuing through 2008. Certain of these NOL carryforwards available for future utilization are limited as the result of a change in ownership of the Company which occurred in 1992. In addition the company has deferred tax assets which have arisen from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These differences are primarily related to fixed assets and accrued warranty expense.

         In accordance with FAS 109, the Company has recognized the portion of future benefits associated with the NOL's that management feels will more likely than not be realized. This amount totals $263,926 and $154,921 as of March 31, 1997 and December 31, 1996, respectively. A valuation allowance has been set up against the remaining amount of the total NOL's.

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.

                          PART I. FINANCIAL INFORMATION

ITEM 2   MANAGEMENTS DISCUSSION AND ANALYSIS OF UNAUDITED
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Consumat Environmental Systems, Inc., formerly known as Consumat Systems, Inc. (the "Company"), completed its chapter 11 bankruptcy proceeding during the first quarter of 1996. The Effective Date of the Bankruptcy Plan was March 12, 1996. For this reason, all information presented in this report related to the period January 1, 1996 to March 11, 1996 is referred to as the Predecessor Company. All information presented for the periods subsequent to March 11, 1996 is referred to as the Successor Company. To facilitate a more meaningful comparison of the Company's year-to-date operating performance, the following discussion of the results of operations is presented on a combined Company (Predecessor plus Successor) basis for the quarter ended March 31, 1996.
         As was discussed in the Company's Annual Report on Form 10-KSB, the Company accounted for its reorganization using fresh start reporting. This reporting allowed the Company to eliminate the retained deficit of the Company as of the Effective Date and to restate the balance sheet at that time. The effects of the consummation of the Plan and the fresh start reporting allowed the Company to emerge from its bankruptcy proceeding with a working capital surplus of approximately $1,074,000 and a net capital surplus of $1,010,000. At March 31, 1997, the Company had a working capital surplus of $1,508,839 and a net capital surplus of $1,050,913.


                    1st QUARTER 1997 - RESULTS OF OPERATIONS

         The Successor lost $177,850 on revenues of $821,160 in the three month period ended March 31, 1997. In the first quarter of 1996 the combined Company (Predecessor plus Successor) earned $93,482, exclusive of fresh start revaluation and extraordinary items, on revenues of $1,284,179. The loss for the first quarter of 1997 is shown net of the income tax benefit of $109,005. This income tax benefit has been recorded based on the Company's expectation of income to be generated during the balance of the year ended December 31, 1997. The income for the first quarter of 1996 is net of income tax expense of $33,584.

                              LIQUIDITY AND CAPITAL

         In late March of 1997, the Company obtained an additional loan in the amount of $500,000 from Sirrom Capital Corporation. The loan will be used for working capital purposes, in particular, the continuation of the renewed sales and marketing effort especially in selected foreign countries.

         Backlog was $425,638 and $1,130,950 at March 31, 1997 and December 31, 1996, respectively. The decreased backlog, while a concern to the management of the Company, is a specific result of time spent in the bankruptcy proceeding. The lack of a substantive marketing effort, due to lack of resources, during that period resulted in the reduced backlog at this time. Since late in 1996, the Company has directed substantial resources, both in time and funding, to this area. The Company has embarked on a plan to identify and establish strong representation in certain domestic markets and in a fairly large number countries around the world. But, because the Company sells capital equipment, which often has a sales cycle of one to two years or more, this marketing push has not yet begun to generate significant new orders. The Company has established seven new sales representatives in the United States. In addition, the Company has set up new sales representation in several foreign countries, including Taiwan, Thailand, Turkey, Mexico and Chile.

                          RESULTS OF OPERATION 3/31/97
                              COMPARED WITH 3/31/96

         Revenues (Successor vs. Successor/Predecessor Combined) Revenues decreased $463,000 or 36.1% from $1.28 million for the first quarter of 1996 to $821,000 for the first quarter of 1997. The decrease in revenues for the first quarter of 1997 is primarily the result of the lack of adequate marketing during the bankruptcy period. Subsequent to the Effective Date of the Plan, significant expenditures were made in the Company's Sales and Marketing area. Due to the long sales cycle in this industry, these expenses have yet to generate significant new sales.

         Cost of Goods Sold (Successor vs. Successor/Predecessor Combined) Costs of Goods Sold decreased by $196,000 or 21.4% from $916,000 for the first quarter of 1996 to $720,000 for the first quarter of 1997. The gross margin of $368,000 for the first quarter of 1996 compares to a gross margin of $102,000 for the first quarter of 1997. The gross margin rate decreased from 28.7% for the first quarter of 1996 to 12.4% for the first quarter of 1997. The decrease in gross margin rate is primarily the result of the decreased revenue volume and the significant amount of fixed overhead costs related to the Company's manufacturing operation.

         Selling, General and Administrative Expenses (Successor vs. Successor/Predecessor Combined) Selling, general and administrative expenses increased by $74,000 or 32.7% from $228,000 for the first quarter of 1996 to $302,000 for the first quarter of 1997. The majority of the increase, approximately $62,000 are additional sales and marketing expenses incurred in the first quarter of 1997. The Company hired a new Director of Sales and Marketing and a new International Business Development Director in the third quarter of 1996. The costs related to these new positions including wages, benefits and travel expenses account for the increased sales expenditures in the first quarter of 1997. The only significant general and administrative expense that increased in the first quarter of 1997 was the professional fees related to the 1997 audit.

         Interest Expense (Successor vs. Successor/Predecessor Combined) Interest expense increased by $10,000 or 16.7% from $60,000 for the first quarter of 1996 to $70,000 for the first quarter of 1997. The increase for the first quarter of 1997 is the net result of an increase related to additional senior debt incurred near the end of the first quarter of 1996 and a decrease in the interest on the Company's capital lease and other long-term debt.


                                GENERAL COMMENTS

         Other items stated in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 are incorporated by reference.


                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         A description of legal proceedings for the quarter ended March 31, 1997 was previously reported in the Company's report on Form 10-KSB for the year ended December 31, 1996.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
             None.
         (b) Reports on Form 8-K
             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                            CONSUMAT ENVIRONMENTAL
                                               SYSTEMS, INC.
                                            Registrant



Date:  May 13, 1997                         /s/ Robert L. Massey
                                            -----------------------------------
                                                     Robert L. Massey
                                                     Chief Executive Officer


Date:  May 13, 1997                         /s/ Mark E. Hills
                                            -----------------------------------
                                                     Mark E. Hills
                                                     Chief Financial Officer