Form 10QSB
period 1997-06-30
CONSUMAT SYSTEMS INC
filed 1997-08-14
CIK 312950

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)*

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended June 30, 1997 or

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

                                    YES [X]  NO [ ]

Check whether the issuer has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act after the distributions of securities under a plan confirmed by a court.

                                    YES [X]  NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Class                                      Number of Shares
-----------------------------------             ---------------------
Common Stock, par value $1.00                         1,011,200

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I. Financial Information:

   Item 1:

           Balance Sheets...................................................   4

           Statements of Operations.........................................   5

           Statements of Cash Flows.........................................   7

           Notes to Financial Statements....................................   8

   Item 2:

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................   10

Part II. Other Information

   Item 1:

         Legal Proceedings.................................................   11

   Item 4:

         Submission of Matters to a Vote of Security Stockholders..........   12

   Item 6:

         Exhibits and Reports on Form 8-K..................................   12

         Signatures........................................................   13

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.

                          PART I. FINANCIAL INFORMATION

                                     ITEM 1.

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                                 BALANCE SHEETS


                                                                             Successor              Successor
                                                                             ---------              ---------
                                                                              June 30,             December 31,
  ASSETS                                                                        1997                   1996
                                                                                ----                   ----
                                                                            (Unaudited)             (Audited)
Current assets:
  Cash and cash equivalents                                                 $     12,650         $  684,262
  Short-term investment                                                           46,823             92,500
  Accounts receivable and contract costs (net of
    allowance for doubtful accounts of $21,368 and
    $10,000 at June 30, 1997 and December 31, 1996, respectively)              1,348,014            696,613
  Inventories                                                                    208,338            226,351
  Prepaid expenses and other                                                      71,639             70,812
                                                                                  ------             ------

   Total current assets                                                        1,687,464          1,770,538

Property, plant and equipment, at cost,
  net of accumulated depreciation and amortization                               662,910            669,893
Note receivable from officer                                                      19,028             19,028
Debt issuance costs, net of accumulated
  amortization                                                                    80,407             79,111
Deferred income taxes, net                                                       445,751            154,921
Reorganization value in excess of amount
  allocable to identifiable assets, net of
  accumulated amortization                                                     1,016,661          1,045,372
                                                                               ---------          ---------

                                                                            $  3,912,221         $3,738,863
                                                                              ============      ============

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of capital lease obligation                            $       80,738         $       75,082
  Current maturities of long-term debt                                              86,555                 59,578
  Accounts payable                                                                 284,007                 63,764
  Accrued warranty expense                                                          45,643                 61,400
  Other accrued expenses                                                           159,952                164,498
                                                                                   -------                -------

   Total current liabilities                                                       656,895                424,322


Senior debt                                                                      2,000,000              1,500,000
Long-term debt                                                                      40,755                 85,311
Capitalized lease obligation                                                       460,321                501,668

Stockholders' equity
  Common stock: $1 par value, authorized 25,000,000 shares;
    issued and outstanding 1,011,200 and 1,010,000
    at June 30, 1997 and December 31, 1996, respectively                         1,011,200              1,010,000
  Retained earnings (deficit)                                                     (256,950)               217,562
                                                                                  --------                -------

   Total stockholders' equity                                                      754,250              1,227,562
                                                                                   -------              ---------

                                                                              $  3,912,221          $   3,738,863
                                                                              ============          =============

See accompanying notes.

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Successor        Successor
                                                 ---------        ---------
                                                Three Month      Three Month
                                               Period ended      Period ended
                                                 June 30,          June 30,
                                                   1997              1996
                                                   ----              ----

Revenues                                         $   585,702    $ 1,357,250

Cost of goods sold                                   607,546        887,404
                                                     -------        -------

Gross profit (loss)                                  (21,844)       469,846

Selling, general and
 administrative expenses                             354,891        245,611


Amortization of reorganization value in excess
 of amounts allocable to identifiable assets          14,355         14,355
                                                      ------         ------

Operating income (loss)                             (391,090)       209,880

Other income (expense):
  Investment income                                    3,144          1,635
  Interest expense                                   (91,596)       (74,984)
  Other                                                1,055          6,509
                                                       -----          -----
                                                     (87,397)       (66,840)
                                                     -------        -------

Income (loss) before taxes                          (478,487)       143,040

Income tax expense (benefit)                        (181,825)        54,355
                                                    --------         ------

Net income (loss)                                $  (296,662)   $    88,685
                                                 ===========    ===========


Earnings (loss) per common share:
Primary                                          ($0.24)             $0.07


Fully diluted                                    ($0.24)             $0.06


See accompanying notes.

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Successor
                                                                  ---------            Predecessor
                                                        Six Month      Period from     Period from
                                                       Period Ended    March 12 to    January 1 to
                                                         June 30,        June 30,       March 11,
                                                           1997            1996           1996
                                                           ----            ----           ----
Revenues                                               $ 1,406,862    $ 1,718,386    $   923,043

Cost of goods sold                                       1,327,055      1,096,848        706,309
                                                         ---------      ---------     ----------
Gross profit                                                79,807        621,538        216,734

Selling, general and
 administrative expenses                                   657,058        295,674        177,710

Amortization of reorganization value in excess
  of amounts allocable to identifiable assets               28,711         14,355           --
                                                         ---------      ---------     ----------
Operating income (loss)                                   (605,962)       311,509         39,024

Other income (expense):
  Investment income                                          5,552          1,635           --
  Interest expense                                        (166,331)       (88,271)       (48,998)
  Other                                                      1,399          6,547         48,660
                                                         ---------      ---------     ----------
                                                          (159,380)       (80,089)          (338)
                                                         ---------      ---------     ----------

Income (loss) before fresh start revaluation, income
 tax expense (benefit) and extraordinary item             (765,342)       231,420         38,686

Fresh start revaluation                                       --             --          538,480

Income (loss) before income tax expense (benefit)
 and extraordinary item                                   (765,342)       231,420        577,166

Income tax expense (benefit)                              (290,830)        87,940           --

Income (loss) before extraordinary item                   (474,512)       143,480        577,166

Extraordinary item-gain on debt discharge                     --             --            9,907
                                                         ---------      ---------     ----------
Net income (loss)                                      $  (474,512)   $   143,480    $   587,073
                                                        ==========      =========     ==========

Earnings (loss) per common share:
Primary                                                     ($0.38)   $      0.11    $      0.38

Fully diluted                                               ($0.38)   $      0.10    $      0.38


See accompanying notes.

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Successor
                                                                              ---------             Predecessor
                                                                      Six Month     Period from     Period from
                                                                    Period ended    March 12 to    January 1 to
                                                                      June 30,       June 30,        March 11,
                                                                        1997           1996            1996
                                                                        ----           ----            ----
Cash flows from operating activities
  Net income (loss)                                                  $  (474,512)   $   143,480    $   587,073
   Adjustments to reconcile net income (loss) to
    net cash used in operating activities
     Depreciation and amortization                                        85,848         43,278         18,011
     Deferred income taxes                                              (290,830)        82,978           --
     Non cash compensation expenses                                        1,200           --             --
     Fresh start revaluation                                                --             --         (538,480)
     Extraordinary item - gain on debt discharge                            --             --           (9,907)
     Changes in operating assets and liabilities
      net of non-cash transactions:
       Accounts receivable and contract costs                           (651,401)      (235,940)      (584,543)
       Inventories                                                        18,013        (71,621)        49,504
       Other current assets                                                 (829)        (4,878)        (4,939)
       Accounts payable                                                  220,243         43,625        (12,275)
       Other current liabilities                                         (20,303)         2,741        127,274
                                                                         -------          -----        -------

               Net cash provided by (used in) operating activities    (1,112,571)         3,663       (368,282)
                                                                      ----------          -----       --------

    Reorganization activities:
       Sale of new stock                                                    --             --           39,000
       Net payment of liabilities subject to compromise                     --             --         (342,889)
                                                                        --------         ------       --------

               Net cash used in reorganization activities                   --             --         (303,889)
                                                                        --------         ------       --------

       Cash flows from investing activities:
           Purchase of property, plant and equipment                     (40,448)       (33,596)          --
                                                                         -------        -------       --------

       Cash flows from financing activities
           Proceeds from senior debt, net                                489,000           --          931,135
           Proceeds from other borrowing                                    --           16,000           --
           Repayments on borrowings/capital lease obligations            (53,270)       (58,787)       (37,496)
                                                                         -------        -------        -------
               Net cash provided by (used in) financing activities       435,730        (42,787)       893,639
                                                                         -------        -------        -------

       Net increase (decrease) in cash and cash equivalents             (717,289)       (72,720)       221,468
       Cash and cash equivalents at beginning of period                  776,762        360,216        138,748
                                                                         -------        -------        -------

       Cash and cash equivalents at end of period                    $    59,473    $   287,496    $   360,216
                                                                     ===========    ===========    ===========


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

2. Earnings (loss) per share is calculated based on the weighted average number of common and common equivalent shares outstanding during the period to the extent the equivalents have a dilutive effect on earnings (loss) per common share. The number of shares used in computing primary and fully diluted earnings (loss) per share for the periods ended June 30, 1997 was 1,261,200.

3. The inventories balance at June 30, 1997 includes raw materials of $191,613 and work in process of $16,725. The inventories balance at December 31, 1996 included raw materials of $222,262 and work in process of $4,089. Inventories used on contracts in progress are included in cost of goods sold to accurately match the cost with the revenue recognized on those contracts by the percentage of completion method of revenue recognition.

4. On March 27, 1997, the Company incurred additional Senior Debt in the amount of $500,000 under the same terms and conditions as its prior debt. The debt is at an interest rate of 14%. The interest is payable monthly in arrears and the principle is due in a balloon payment in 2002.

     On July 17, 1997, the Company incurred additional Senior Debt in the amount of $500,000. This debt is at an interest rate of 14% and its interest is payable monthly in arrears. The principle is due in July 1998. Also, the Company granted to the lender, at that time, a warrant to purchase up to 5% of the Company's outstanding stock at the then current market price of $2.25 per share. This warrant is only exercisable if the debt is not paid on or before its due date.

5. Income taxes have been provided as follows in the accompanying statements of income:

                                      Period From             Three Month
                                       March 12-             Period Ended
                                      June 30,1996           June 30, 1997
                                      ------------           -------------

     Current Expense (Benefit)
                Federal                 $ 3,969              $         -
                State                       993                        -
     Deferred Expense (Benefit)
                Federal                  74,713                (252,563)
                State                     8,265                 (38,267)
                                         ------                ---------
                                        $87,940               $(290,830)

     Income taxes are provided at the applicable federal and state rates.

     At June 30, 1997, the Company had NOL carryforwards of approximately $3.9 million for federal income tax purposes. Such NOL carryforwards, if not used as offsets to future taxable income, will expire beginning in 1997 and continuing through 2008. Certain of these NOL carryforwards available for future utilization are limited as the result of a change in ownership of the Company which occurred in 1992. In addition the company has deferred tax assets which have arisen from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These differences are primarily related to fixed assets and accrued warranty expense.

     In accordance with FAS 109, the Company has recognized the portion of future benefits associated with the NOL's that management feels will more likely than not be realized. This amount totals $445,751 and $154,921 as of June 30, 1997 and December 31, 1996, respectively. A valuation allowance has been set up against the remaining amount of the total NOL's.

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                          PART I. FINANCIAL INFORMATION

ITEM 2   MANAGEMENTS DISCUSSION AND ANALYSIS OF UNAUDITED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Consumat Environmental Systems, Inc., formerly known as Consumat Systems, Inc. (the "Company"), completed its chapter 11 bankruptcy proceeding during the first quarter of 1996. The Effective Date of the Bankruptcy Plan was March 12, 1996. For this reason, all information presented in this report related to the period January 1, 1996 to March 11, 1996 is referred to as the Predecessor Company. All information presented for the periods subsequent to March 11, 1996 is referred to as the Successor Company. To facilitate a more meaningful comparison of the Company's year-to-date operating performance, the following discussion of the results of operations is presented on a combined Company (Predecessor plus Successor) basis for the six month period ended June 30, 1996.

       As was discussed in the Company's Annual Report on Form 10-KSB, the Company accounted for its reorganization using fresh start reporting. This reporting allowed the Company to eliminate the retained deficit of the Company as of the Effective Date and to restate the balance sheet at that time. The effects of the consummation of the Plan and the fresh start reporting allowed the Company to emerge from its bankruptcy proceeding with a working capital surplus of approximately $1,074,000 and a net capital surplus of $1,010,000. At June 30, 1997, the Company had a working capital surplus of $1,030,569 and a net capital surplus of $754,250.

                    2nd QUARTER 1997 - RESULTS OF OPERATIONS

       The Successor lost $296,662 on revenues of $585,702 in the three month period ended June 30, 1997. In the second quarter of 1996 the Successor earned $88,685 on revenues of $1,357,250. The loss for the second quarter of 1997 is shown net of the income tax benefit of $181,825. This income tax benefit has been recorded based on the Company's expectation of income to be generated during the balance of the year ended December 31, 1997. The income for the second quarter of 1996 is net of income tax expense of $54,355.

                              LIQUIDITY AND CAPITAL

       In mid July of 1997, the Company obtained an additional loan in the amount of $500,000 from Sirrom Capital Corporation. The loan will be used for working capital purposes, in particular, the continuation of the renewed sales and marketing effort especially in selected foreign countries.

       Backlog was $1,514,912 and $1,130,950 at June 30, 1997 and December 31, 1996, respectively. The majority of the backlog ($1.46 million) at June 30, 1997, is the result of a new contract signed by the Company in mid June. This new contract had only minimal effect on revenue during the second quarter of 1997. Since late in 1996, the Company has directed substantial resources, both in time and funding, to expand its sales and marketing presence.. The Company has embarked on a plan to identify and establish strong representation in certain domestic markets and in a number of selected countries around the world. But, because the Company sells capital equipment, which often has a sales cycle of one to two years or more, this marketing push is only beginning to generate new orders. The Company has established seven new sales representatives in the United States. In addition, the Company has set up new sales representation in several foreign countries, including Taiwan, Thailand, Turkey, Mexico and Chile.

                          RESULTS OF OPERATIONS 6/30/97
                              COMPARED WITH 6/30/96

       Revenues (Successor vs. Successor/Predecessor Combined) Revenues decreased $1.23 million or 46.7% from $2.64 million for the first half of 1996 to $1.41 million for the first half of 1997. The decrease in revenues for the first half of 1997 is primarily the result of the lack of adequate marketing during the bankruptcy period. Subsequent to the Effective Date of the Plan, significant expenditures were made in the Company's Sales and Marketing area. Due to the long sales cycle in this industry, these expenses have yet to generate significant new sales.

       Cost of Goods Sold (Successor vs. Successor/Predecessor Combined) Costs of Goods Sold decreased by $476,000 or 26.4% from $1.80 million for the first half of 1996 to $1.33 million for the first half of 1997. The gross margin of $838,000 for the first half of 1996 compares to a gross margin of $80,000 for the first half of 1997. The gross margin rate decreased from 31.7% for the first half of 1996 to 5.7% for the first half of 1997. The decrease in gross margin rate is primarily the result of the decreased revenue volume and the significant amount of fixed overhead costs related to the Company's manufacturing operation.

       Selling, General and Administrative Expenses (Successor vs. Successor/Predecessor Combined) Selling, general and administrative expenses increased by $183,000 or 36.4% from $473,000 for the first half of 1996 to $657,000 for the first half of 1997. The majority of the increase, approximately $135,000 are additional sales and marketing expenses incurred in the first half of 1997. The Company hired a new Director of Sales and Marketing and a new International Business Development Director in the third quarter of 1996. The costs related to these new positions including wages, benefits and travel expenses account for the increased sales expenditures in the first half of 1997. The only significant general and administrative expense that increased in the first half of 1997 was the professional fees related to the 1997 audit.

       Interest Expense (Successor vs. Successor/Predecessor Combined) Interest expense increased by $29,000 or 21.2% from $137,000 for the first half of 1996 to $166,000 for the first half of 1997. The increase for the first half of 1997 is the net result of an increase related to additional senior debt incurred March of 1996 and in March of 1997 and a decrease in the interest on the Company's capital lease and other long-term debt.

                                GENERAL COMMENTS

         Other items stated in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 are incorporated by reference.

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

       A description of legal proceedings for the quarter ended June 30, 1997 was previously reported in the Company's report on Form 10-KSB for the year ended December 31, 1996.

ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Annual Meeting of Stockholders of the Company, was held on June 5, 1997 for the purposes of electing a board of directors, considering a proposal to adopt the Peter T. Socha Stock Option Plan, and ratifying the selection of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934.

       All of management's nominees for directors listed in the proxy statement were elected.

       The proposal of management to adopt the Peter T. Socha Stock Option Plan was approved by the following vote:

                Shares          Shares
                Voted           Voted           Shares
                  For          Against        Abstaining

               811,985          3,800            7,292


       The selection of KPMG, Peat Marwick. as independent auditors was ratified by the following vote:

                 Voted           Voted          Shares
                   For          Against       Abstaining

                904,807          1,104            269




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

                                                CONSUMAT ENVIRONMENTAL
                                                SYSTEMS, INC.
                                                Registrant

Date:  August 14, 1997                           /s/ Robert L. Massey
                                                 _____________________________
                                                     Robert L. Massey
                                                     Chief Executive Officer

Date:  August 14, 1997                           /s/ Mark E. Hills
                                                 _____________________________
                                                     Mark E. Hills
                                                     Chief Financial Officer