Form 10QSB
period 1997-09-30
CONSUMAT SYSTEMS INC
filed 1997-11-14
CIK 312950

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997 or

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

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.



                                      INDEX


                                                                      Page No.

Part I. Financial Information:

   Item 1:

           Balance Sheets................................................   4

           Statements of Operations......................................   5

           Statements of Cash Flows......................................   7

           Notes to Financial Statements.................................   8

   Item 2:

           Management's Discussion and Analysis of  Unaudited
           Financial Condition and Results of Operations.................  10

Part II. Other Information

   Item 1:

         Legal Proceedings...............................................  11

   Item 6:

         Exhibits and Reports on Form 8-K................................  12



         Signatures......................................................  13

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.


                         PART I. FINANCIAL INFORMATION

                                    ITEM 1.

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                                         Successor              Successor
                                                                                        ------------           ------------
                                                                                        September 30           December 31,
               ASSETS                                                                       1997                   1996
                                                                                            ----                   ----
                                                                                        (Unaudited)             (Audited)
             Current assets:
               Cash and cash equivalents                                               $       28,281         $      684,262
               Short-term investment                                                           46,585                 92,500
               Accounts receivable and contract costs (net of
                 allowance for doubtful accounts of $21,368 and $10,000
                 at September 30, 1997 and December 31, 1996, respectively)                 1,830,198                696,613
               Inventories                                                                    197,107                226,351
               Prepaid expenses and other                                                     140,822                 70,812
                                                                                         ------------           ------------

                Total current assets                                                        2,242,993              1,770,538

             Property, plant and equipment, at cost,
               net of accumulated depreciation and amortization                               638,621                669,893
             Note receivable from officer                                                      19,028                 19,028
             Debt issuance costs, net of accumulated
               amortization                                                                    90,054                 79,111
             Deferred income taxes, net                                                       258,544                154,921
             Reorganization value in excess of amount
               allocable to identifiable assets, net of
               accumulated amortization                                                     1,002,306              1,045,372
                                                                                         ------------           ------------

                                                                                       $    4,251,546         $    3,738,863
                                                                                         ============           ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

             Current liabilities:
               Current maturities of capital lease obligation                          $       83,700         $       75,082
               Current maturities of long-term debt                                            91,337                 59,578
               Senior debt                                                                    314,902                      -
               Senior subordinated debt                                                       500,000                      -
               Accounts payable                                                               280,283                 63,764
               Accrued warranty expense                                                        45,643                 61,400
               Other accrued expenses                                                         124,579                164,498
                                                                                         ------------           ------------

                Total current liabilities                                                   1,440,444                424,322


             Senior subordinated debt                                                       2,000,000              1,500,000
             Long-term debt                                                                    21,851                 85,311
             Capitalized lease obligation                                                     437,902                501,668

             Stockholders' equity
               Common stock: $1 par value, authorized 25,000,000 shares;
                 issued and outstanding 1,011,200 and 1,010,000
                 at September 30, 1997 and December 31, 1996, respectively                  1,011,200              1,010,000
               Retained earnings (deficit)                                                   (659,851)               217,562
                                                                                         ------------           ------------

                Total stockholders' equity                                                    351,349              1,227,562
                                                                                         ------------           ------------

                                                                                       $    4,251,546         $    3,738,863
                                                                                         ============           ============

             See accompanying notes.

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                            Successor                    Successor
                                                           -----------                  -----------
                                                           Three Month                  Three Month
                                                           Period ended                 Period ended
                                                          September 30,                 September 30,
                                                               1997                         1996
                                                               ----                         ----

         Revenues                                          $      752,370               $   1,345,507

         Cost of goods sold                                       585,594                     896,519
                                                             ------------                 -----------

         Gross profit                                             166,776                     448,988

         Selling, general and
          administrative expenses                                 263,921                     252,374


         Amortization of reorganization value in excess
          of amounts allocable to identifiable assets              14,355                      14,355
                                                             ------------                 -----------

         Operating income (loss)                                 (111,500)                    182,259

         Other income (expense):
           Investment income                                          362                      10,719
           Interest expense                                      (104,824)                    (74,556)
           Other                                                      268                         781
                                                             ------------                 -----------
                                                                 (104,194)                    (63,056)
                                                             ------------                 -----------

         Income (loss) before taxes                              (215,694)                    119,203

         Income tax expense                                       187,207                      45,297
                                                             ------------                 -----------

         Net income (loss)                                 $     (402,901)              $      73,906
                                                             ============                 ===========


         Earnings (loss) per common share:
         Primary                                                   ($0.32)                      $0.06


         Fully diluted                                             ($0.32)                      $0.05

         See accompanying notes.

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                               Successor                      Predecessor
                                                                               ---------                      -----------
                                                                  Nine Month             Period from          Period from
                                                                 Period Ended            March 12 to          January 1 to
                                                                 September 30,          September 30,           March 11,
                                                                     1997                    1996                 1996
                                                                     ----                    ----                 ----
         Revenues                                              $   2,159,232            $   3,063,893        $      923,043

         Cost of goods sold                                        1,912,649                1,993,367               706,309
                                                                ------------              -----------          ------------

         Gross profit                                                246,583                1,070,526               216,734

         Selling, general and
          administrative expenses                                    920,980                  548,048               177,710

         Amortization of reorganization value in excess
           of amounts allocable to identifiable assets                43,065                   28,711                     -
                                                                ------------              -----------          ------------

         Operating income (loss)                                    (717,462)                 493,767                39,024

         Other income (expense):
           Investment income                                           5,915                   12,354                     -
           Interest expense                                         (271,156)                (162,826)              (48,998)
           Other                                                       1,667                    7,331                48,660
                                                                ------------              -----------          ------------
                                                                    (263,574)                (143,141)                 (338)
                                                                ------------              -----------          ------------

         Income (loss) before fresh start revaluation, income
          tax expense (benefit) and extraordinary item              (981,036)                 350,626                38,686

         Fresh start revaluation                                           -                        -               538,480

         Income (loss) before income tax expense (benefit)
          and extraordinary item                                    (981,036)                 350,626               577,166

         Income tax expense (benefit)                               (103,623)                 133,238                     -

         Income (loss) before extraordinary item                    (877,413)                 217,388               577,166

         Extraordinary item-gain on debt discharge                         -                        -                 9,907
                                                                ------------              -----------          ------------

         Net income (loss)                                    $     (877,413)           $     217,388        $      587,073
                                                                ============              ===========          ============


         Earnings (loss) per common share:
         Primary                                                      ($0.70)                   $0.17                 $0.38

         Fully diluted                                                ($0.70)                   $0.15                 $0.38


         See accompanying notes.

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                  Successor                      Predecessor
                                                                                  ---------                      -----------
                                                                        Six Month         Period from            Period from
                                                                      Period ended        March 12 to            January 1 to
                                                                      September 30,       September 30,            March 11,
                                                                          1997                1996                   1996
                                                                          ----                ----                   ----
Cash flows from operating activities
  Net income (loss)                                               $     (877,413)      $      217,388         $        587,073
   Adjustments to reconcile net income (loss) to
    net cash used in operating activities
     Depreciation and amortization                                       129,343               71,761                   18,011
     Deferred income taxes                                              (103,623)             125,722                        -
     Non cash compensation expenses                                        1,200                    -                        -
     Fresh start revaluation                                                   -                    -                 (538,480)
     Extraordinary item - gain on debt discharge                               -                    -                   (9,907)
     Changes in operating assets and liabilities
      net of non-cash transactions:
       Short-term investments                                             45,915              (92,500)                       -
       Accounts receivable and contract costs                         (1,133,585)             380,052                 (584,543)
       Inventories                                                        29,244              (65,531)                  49,504
       Other current assets                                              (70,010)                (219)                  (4,939)
       Accounts payable                                                  216,519               51,238                  (12,275)
       Other current liabilities                                         (55,676)            (206,098)                 127,274
                                                                   -------------         ------------           --------------

               Net cash provided by (used in) operating activities    (1,818,086)             481,813                 (368,282)
                                                                   -------------         ------------           --------------

    Reorganization activities:
       Sale of new stock                                                       -                    -                   39,000
       Net payment of liabilities subject to compromise                        -                    -                 (342,889)
                                                                   -------------         ------------           --------------

               Net cash used in reorganization activities                      -                    -                 (303,889)
                                                                   -------------         ------------           --------------

       Cash flows from investing activities:
           Purchase of property, plant and equipment                     (40,448)             (83,809)                       -
                                                                   -------------         ------------           --------------

       Cash flows from financing activities
           Proceeds from senior debt                                     314,902                    -                        -
           Proceeds from senior subordinated debt, net                   974,500                    -                  931,135
           Proceeds from other borrowing                                       -               16,000                        -
           Repayments on borrowings/capital lease obligations            (86,849)             (91,105)                 (37,496)
                                                                   -------------         ------------           --------------
               Net cash provided by (used in) financing activities     1,202,553              (75,105)                 893,639
                                                                   -------------         ------------           --------------

       Net increase (decrease) in cash and cash equivalents             (655,981)             322,899                  221,468
       Cash and cash equivalents at beginning of period                  684,262              360,216                  138,748
                                                                   -------------         ------------           --------------

       Cash and cash equivalents at end of period                 $       28,281       $      683,115         $        360,216
                                                                   =============         ============           ==============

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

2. Earnings (loss) per share is calculated based on the weighted average number of common and common equivalent shares outstanding during the period to the extent the equivalents have a dilutive effect on earnings
         (loss) per common share. The number of shares used in computing primary and fully diluted earnings (loss) per share for the periods ended September 30, 1997 was 1,261,200.

3. The inventories balance at September 30, 1997 includes raw materials of $183,391 and work in process of $13,716. The inventories balance at December 31, 1996 included raw materials of $222,262 and work in process of $4,089. Inventories used on contracts in progress are included in cost of goods sold to accurately match the cost with the revenue recognized on those contracts by the percentage of completion method of revenue recognition.

4. On March 27, 1997, the Company incurred additional Senior Debt in the amount of $500,000 under the same terms and conditions as its prior debt. The debt is at an interest rate of 14%. The interest is payable monthly in arrears and the principle is due in a balloon payment in 2002.

         On July 17, 1997, the Company incurred additional Senior Debt in the amount of $500,000. This debt is at an interest rate of 14% and its interest is payable monthly in arrears. The principle is due in July 1998. Also, the Company granted to the lender, at that time, a warrant to purchase up to 5% of the Company's outstanding stock at the then current market price of $2.25 per share. This warrant is only exercisable if the debt is not paid on or before its due date. In September,1997 all debt outstanding to Sirrom Capital Corporation was subordinated to the project financing as discussed below.

         In late September, 1997 the Company incurred new Senior Debt to Central Fidelity Bank in the form of project financing for a major project in Korea. The debt is secured by an irrevocable Letter of Credit from the customer. The debt carries an interest rate of Prime plus one-half percent (currently 9%). Interest on the debt is paid monthly in arrears. The principle on the debt is to be repaid from the collections on the Letter of Credit, which should occur in early 1998. In addition, the debt is 90% guaranteed by the Export-Import Bank of the United States.

5. Income taxes have been provided as follows in the accompanying statements of income:

                                    Period From             Nine Month
                                     March 12-              Period Ended
                                 September 30,1996        September 30, 1997
                                ------------------        ------------------
Current Expense (Benefit)
           Federal                   $ 6,013               $        -
             State                     1,503                        -
Deferred Expense (Benefit)
           Federal                   113,200                  (89,988)
             State                    12,522                  (13,635)
                                     -------                 ---------
                                    $133,238               $ (103,623)

         Income taxes are provided at the applicable federal and state rates.


         At September 30, 1997, the Company had NOL carryforwards of approximately $3.7 million for federal income tax purposes. Such NOL carryforwards, if not used as offsets to future taxable income, will expire beginning in 1997 and continuing through 2008. Certain of these NOL carryforwards available for future utilization are limited as the result of a change in ownership of the Company which occurred in 1992. In addition the Company has deferred tax assets which have arisen from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These differences are primarily related to fixed assets and accrued warranty expense.

         In accordance with FAS 109, the Company has recognized the portion of future benefits associated with the NOL's that management feels will more likely than not be realized. This amount totals $258,544 and $154,921 as of September 30, 1997 and December 31, 1996, respectively. A valuation allowance has been set up against the remaining amount of the total NOL's.

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                         PART I. FINANCIAL INFORMATION

ITEM 2   MANAGEMENTS DISCUSSION AND ANALYSIS OF UNAUDITED
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Consumat Environmental Systems, Inc., formerly known as Consumat Systems, Inc. (the "Company"), completed its chapter 11 bankruptcy proceeding during the first quarter of 1996. The Effective Date of the Bankruptcy Plan was March 12, 1996. For this reason, all information presented in this report related to the period January 1, 1996 to March 11, 1996 is referred to as the Predecessor Company. All information presented for the periods subsequent to March 11, 1996 is referred to as the Successor Company. To facilitate a more meaningful comparison of the Company's year-to-date operating performance, the following discussion of the results of operations is presented on a combined Company (Predecessor plus Successor) basis for the nine month period ended September 30, 1996.

        As was discussed in the Company's Annual Report on Form 10-KSB, the Company accounted for its reorganization using fresh start reporting. This reporting allowed the Company to eliminate the retained deficit of the Company as of the Effective Date and to restate the balance sheet at that time. The effects of the consummation of the Plan and the fresh start reporting allowed the Company to emerge from its bankruptcy proceeding with a working capital surplus of approximately $1,074,000 and a net capital surplus of $1,010,000. At September 30, 1997, the Company had a working capital surplus of $802,549 and a net capital surplus of $538,556.


                    3rd QUARTER 1997 - RESULTS OF OPERATIONS

         The Successor lost $402,901 on revenues of $752,370 in the three month period ended September 30, 1997. In the third quarter of 1996 the Successor earned $73,906 on revenues of $1,345,507. The loss for the third quarter of 1997 includes income tax expense of $187,207. As of September 30, 1997, the Company reviewed the projected future earnings in relation to the balance of the deferred tax asset account and determined that a balance of $258,544 was reasonable at that time. This resulted in a decrease of the asset balance from June 30, 1997 of $187,207. This change in the asset balance is reflected as the net income tax for the third quarter. The income for the third quarter of 1996 is net of income tax expense of $45,297.

                             LIQUIDITY AND CAPITAL

         In July of 1997, the Company obtained an additional loan in the amount of $500,000 from Sirrom Capital Corporation. The loan will be used for working capital purposes, in particular, the continuation of the renewed sales and marketing effort especially in selected foreign countries.

         Backlog was $828,150 and $1,130,950 at September 1997 and December 31, 1996, respectively. Since late in 1996, the Company has directed substantial resources, both in time and funding, to expand its sales and marketing presence. The Company has embarked on a plan to identify and establish strong representation in certain domestic markets and in a number of selected countries around the world. But, because the Company sells capital equipment, which often has a sales cycle of two years or more, this marketing push is only beginning to generate new orders. The Company has established seven new sales representatives in the United States. In addition, the Company has set up new sales representation in several foreign countries, including Chile, China, India, Korea, Mexico, Taiwan, Thailand, and Turkey.

                         RESULTS OF OPERATIONS 9/30/97
                             COMPARED WITH 9/30/96

         Revenues (Successor vs. Successor/Predecessor Combined) Revenues decreased $1.83 million or 45.8% from $3.99 million for the first nine months of 1996 to $2.16 million for the first nine months of 1997. The decrease in revenues for the first nine months of 1997 is primarily the result of the lack of adequate marketing during the bankruptcy period. Subsequent to the Effective Date of the Plan, significant expenditures were made in the Company's Sales and Marketing area. Due to the long sales cycle in this industry, these expenses have yet to generate significant new sales.

         Cost of Goods Sold (Successor vs. Successor/Predecessor Combined) Costs of Goods Sold decreased by $787,000 or 29.2% from $2.70 million for the first nine months of 1996 to $1.91 million for the first nine months of 1997. The gross margin of $1.29 million for the first nine months of 1996 compares to a gross margin of $247,000 for the first nine months of 1997. The gross margin rate decreased from 32.3% for the first nine months of 1996 to 11.4% for the first nine months of 1997. The decrease in gross margin rate is primarily the result of the decreased revenue volume and the significant amount of fixed overhead costs related to the Company's manufacturing operation.

         Selling, General and Administrative Expenses (Successor vs. Successor/Predecessor Combined) Selling, general and administrative expenses increased by $195,000 or 26.9% from $726,000 for the first nine months of 1996 to $921,000 for the nine months of 1997. The majority of the increase, approximately $144,000 is additional sales and marketing expenses incurred in the first nine months of 1997. The Company hired a new Director of Sales and Marketing and a new International Business Development Director in the third quarter of 1996. The costs related to these new positions including wages, benefits and travel expenses account for the increased sales expenditures in the first nine months of 1997. The only significant general and administrative expenses that increased in the first nine months of 1997 were accounting fees, stock transfer costs related to the December 1996 name change and certain insurance costs.

         Interest Expense (Successor vs. Successor/Predecessor Combined) Interest expense increased by $59,000 or 28.0% from $212,000 for the first nine months of 1996 to $271,000 for the first nine months of 1997. The increase for 1997 is the net result of an increase related to additional senior subordinated debt incurred March of 1996 and in March and July of 1997 and offset by a decrease in the interest on the Company's capital lease and other long-term debt.

                                GENERAL COMMENTS

         Other items stated in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 are incorporated by reference.


                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         A description of legal proceedings for the quarter ended September 30, 1997 was previously reported in the Company's report on Form 10-KSB for the year ended December 31, 1996.

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


                                                CONSUMAT ENVIRONMENTAL
                                                SYSTEMS, INC.
                                                Registrant



Date:  November 13, 1997                         _____________________________
                                                Robert L. Massey
                                                Chief Executive Officer


Date:  November  13, 1997                       _____________________________
                                                Mark E. Hills
                                                Chief Financial Officer