Form 10-K
period 1997-12-31
CONSUMAT SYSTEMS INC
filed 1998-03-31
CIK 312950

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[ X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
                          Commission file number 0-9253
                           --------------------------

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                 (Name of small business issuer in its charter)

         VIRGINIA                                            54-0720128
-------------------------------                    ----------------------------
(State or other jurisdiction of                    (IRS Employer Identification
incorporation or organization)                                 Number)

POST OFFICE BOX 9379, RICHMOND, VIRGINIA                       23227
----------------------------------------             --------------------------
(Address of principal executive office)                      (Zip Code)

Issuer's Telephone Number:  (804) 746-4120

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

                                    YES   X                   NO

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer had revenues in the amount of $2,858,124 for fiscal year ended December 31, 1997.

         The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $364,889 as of March 30, 1998 (based on the average closing bid and asked prices). At March 30, 1998, the registrant had an aggregate of 1,011,200 shares of its common stock issued and outstanding.

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                    YES   X                   NO ____

                       DOCUMENTS INCORPORATED BY REFERENCE

Information contained in Items 9, 10, 11 and 12 of this Form 10-KSB has been incorporated by reference from the issuer's definitive proxy statement relating to its 1998 annual shareholders meeting to be held on June 4, 1998.

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.

         Corporate Offices                              Mailing Address

         8407 Erle Road                                 Post Office Box 9379
         Mechanicsville, Virginia 23116                 Richmond, Virginia 23227
         (804) 746-4120

                                Table of Contents
Item                                                                        Page


1.       DESCRIPTION OF BUSINESS..........................................

2.       DESCRIPTION OF PROPERTY..........................................

3.       LEGAL PROCEEDINGS................................................

4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............

5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........

6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS........................................

7.       FINANCIAL STATEMENTS.............................................

8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.........................................

9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.....

10.      EXECUTIVE COMPENSATION...........................................

11.      SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND
         MANAGEMENT.......................................................

12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................

13.      EXHIBITS AND REPORTS ON FORM 8-K.................................

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Business Development

         Consumat Environmental Systems, Inc. (the "Company"), was incorporated in Virginia in 1960. The original name of the Company was Electrol Corporation. The Company name was changed to Waste Combustion Corporation in 1965 and to Consumat Systems, Inc. in 1973. On March 12, 1996, and in connection with its reorganization pursuant to Chapter 11 of the United States Bankruptcy Code, the Company changed its name to Reorganized Consumat Systems, Inc. On December 12, 1996, the name of the Company changed to Consumat Environmental Systems, Inc.
         The Company commenced its bankruptcy proceeding on October 6, 1995, in the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division (the "Bankruptcy Court"). On February 28, 1996, the Bankruptcy Court confirmed the Company's Second Amended Plan of Reorganization, as amended by a Modification to Second Amended Plan of Reorganization dated February 27, 1996 (jointly, the "Plan"). On March 12, 1996 (the "Effective Date"), the Company commenced making the distributions required under the Plan, including distributions of promissory notes and cash and distributions of the new common stock, $1.00 par value per share ("New Common Stock") of the Company. On March 28, 1996, the Bankruptcy Court entered a Final Decree closing the Company's Chapter 11 bankruptcy proceeding.
         Pursuant to the Plan, the Company was recapitalized with 5,000,000 authorized shares of New Common Stock and 1,000,000 authorized shares of preferred stock $1.00 par value per share, with a total of 1,010,000 shares of New Common Stock issued and outstanding after consummation of the Plan. All shares of the Company's old common stock and all other equity interests, including all options, warrants or other agreements requiring the issuance of equity in the Company, were canceled under the Plan. In addition, the Company was discharged under the Plan of all of its debts that existed as of the date of the commencement of its Chapter 11 bankruptcy proceeding.
         As of the Effective Date and in accordance with the Plan, the management, control and operation of the Company became the general responsibility of its Board of Directors consisting of Robert L. Massey, Alexander Y. Hoff, and Peter T. Socha. Messrs. Massey and Hoff were directors of the Company at the time the Company commenced its Chapter 11 bankruptcy proceedings and at all times since. At the time of his election as a director, Mr. Socha was an officer of Sirrom Investments, Inc. ("Sirrom"), which provided the Company with financing during and after its bankruptcy proceeding. At a meeting of the Board of Directors on March 27, 1996, Mr. Massey was elected as Chairman.
         Each of the officers of the Company immediately prior to the Effective Date continued in his or her positions as the officers of the Company on and after the Effective Date. Set forth below is the name, age, and position with the Company of each such officer:

           Name           Age          Position(s)
           ----           ---          -----------

  Robert L. Massey         63          President and Chief Executive Officer

  Patricia B. Bradley      55          Corporate Secretary

  Mark E. Hills            38          Chief Financial Officer

         Mr. Massey was elected Vice President of the Company in 1968 and was elected President in March 1985, Executive Vice President and Chief Operating Officer in 1991, and President and Chief Executive Officer in June 1992. Mr. Massey also was elected as Chairman of the Board of Directors at the first meeting of the new Board of Directors on March 27, 1996. He is a graduate of Greenville College, Greenville, Illinois, and has more than 35 years experience in finance and sales.
         Ms. Bradley joined the Company in 1971 and has held various administrative positions, including Human Resources Manager. She was elected Corporate Secretary in 1992. Ms. Bradley has over 20 years of experience in office administration and management.
         Mr. Hills joined the Company as the Controller in early 1993, was elected Treasurer in October 1993 and Chief Financial Officer in June 1995. Mr. Hills is a graduate of the University of Virginia and has over 15 years of experience in public accounting and manufacturing management.
         At a Board of Directors meeting held on June 14, 1996, Mr. Robert S. Lee was elected Vice President of the Company. Mr. Lee joined the Company in 1986 as Project Manager, was promoted to Plant Operations Manager in 1987 and elected Vice-President-Operations in 1989. Prior to joining the Company, Mr. Lee was employed by RECO Industries, Inc. Mr. Lee has over twenty years experience in steel fabrication, manufacturing and field erection.
         Mr. Socha served as director of the Company from March 12, 1996, through May 30, 1997, when he chose not to stand for reelection as a director at the Company's annual meeting on June 14, 1996. Mr. Socha was reelected as a director of the Company and elected as the Chairman of the Board of Directors of the Company at a special meeting of the Board of Directors on January 14, 1997. As Chairman, Mr. Socha's primary responsibilities include strategic planning, acquisitions, and capital structure/dividend policy.
         James W. Bohlig joined the Company's Board of Directors effective April 12, 1996. Mr. Bohlig was and is an officer of New England Waste Services, Inc., which owns 107,318 shares of New Common Stock (approximately 10.6% of the issued and outstanding shares of New Common Stock).
         D. Randolph Graham and Charles E. Horner joined the Company's Board of Directors effective June 14, 1996. Mr. Graham is the Vice President and Chief Financial Officer of MacroSonix Corp. and Mr. Horner is a local businessman.

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

         Waste Incineration Systems
         The Company's regular product line includes continuous and intermittent feed processing systems. The Consumat(R) system employs a modular design. The fabrication and installation of standard modules permits rapid repair or
replacement   without  lengthy  periods  of  facility  down  time.  Modules  are
fabricated  at  the  Company's  factory  and  assembled,   wired,  plumbed,  and
pre-checked in the factory's controlled environment before shipment for reassembly at the customer's site.
         Installation of Company systems at the customer's location is generally the responsibility of other parties under its contract with the Company. The Company provides technical support during installation.
         The Company believes the modular approach, which permits the Company to match multiple standard modules to the variable needs of its customers, is the most cost effective method to convert solid waste to energy. This approach allows economically sized units to be located in close proximity to both the energy user and the source of solid waste; thus, solid waste can be processed and energy produced and used without the requirement for long distance transportation of waste or long distance transmission of the energy produced. Systems equipped with energy conversion features permit utilization of heat generated by waste incineration to produce usable energy in the form of steam, hot air, hot water, or electricity. Large systems are typically composed of multiple units which can each produce 2,700 to 32,000 pounds of steam per hour for typical hospital or industrial waste and 1,940 to 23,400 pounds per hour for typical municipal waste.
         The Company's systems are designed to accept unprepared hospital, industrial or municipal wastes. Continuous systems incorporate automatic loading and ash removal and are designed for continuous 24 hour-a-day operation at burning rates of 720 to 10,420 pounds per hour. The Company also manufactures and sells non-continuous models which are sold without automatic ash removal equipment and, accordingly, are not designed for continuous 24 hour-a-day operation. These units are typically used by smaller hospitals, veterinarians or other low volume applications.
         The three significant markets for the Company's products are local governments, hospitals, and private industry.
         The Company has directed resources to meet the needs of hospitals, industry and local governments whose typical solid waste disposal requirements are up to 500 tons per day. Federal, state, and local air pollution laws, designed to protect ambient air quality, in many instances specify emissions standards that require the Company to supplement its equipment with auxiliary emission-reducing equipment. In response, the Company has developed a dry scrubber fabric filter emissions control system to match its incinerator model line and actively markets both systems. The Company's development of its own flue gas cleaning equipment allows it to increase manufacturing volume, control quality and provide equipment in a more cost effective manner. Historically the Company has purchased and will continue, when appropriate, to purchase certain other flue gas cleaning equipment from other suppliers.

         Marketing
         The Company  markets its systems  through  sales  representatives.  The
Company's employees service the orders placed by those representatives and follow up leads for direct sales. From time to time, project developers have purchased equipment and systems from the Company and assumed certain financial risks such as bonding and construction financing.
         Sales arrangements generally provide for progress payments beginning at the signing of the contract. The Company and the end-user purchasing a system generally agree to use the percentage of completion method or establish a payment schedule based upon completion of components upon which periodic progress payments are based. As the system is manufactured, the Company receives periodic progress payments in accordance with the contract. If retainage is included in the negotiated payment structure, typically a portion is due at mechanical completion and final payment is due upon final testing of the system or at the conclusion of such period as is specified by contract. Testing may be involved in satisfying contract specifications respecting performance.
         The Company believes that a significant portion of its future revenues will come from international markets. Since the Company reorganization pursuant to Chapter 11 of the Bankruptcy Code, a major portion of its renewed marketing effort has been directed to the international market. The Company has targeted several areas, including the Pacific Rim, Thailand, India and Turkey, to direct its international marketing resources. Direct sales to international customers are usually made only after the receipt of an irrevocable letter of credit.
         The financial crises in the Pacific Rim during the second half of 1997 are a significant concern to the Company. This region is one of the areas that the Company has targeted for future growth. The Company believes that the current economic crisis will slow business in that part of the world significantly in 1998 but that sales in that region will increase in 1999 and remain strong in the long-term future.
         Because of the downturn in the Pacific Rim market and the promulgation of certain regulations by the U.S. Environmental Protection Agency, the Company has concentrated its efforts in late 1997 and early 1998 on selected domestic markets. As discussed below the Company has received three new orders in 1998, all of which are for domestic projects.
         The Company pays sales commissions to its sales representatives. Commissions are intended to compensate representatives for services in connection with such sales. These services typically involve locating customers with a need for Consumat(R) equipment, assistance in coordinating installation after a sale is made, furnishing information to the purchaser's staff and maintaining contact with customers and potential customers.

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

         Dependence on Large Customers
         Because of the dollar amount of a contract for a large hospital, municipal or industrial system in relation to the Company's size, in any year or financial period, the sale may account for a substantial percentage (10% or greater) of the Company's sales. In 1997, 50.4% of the Company's sales were made to one customer and 26.2% of the Company's sales were made to another customer.
         The Company devotes substantially all of its manufacturing capacity to a large contract when the equipment for that contract is being built. In addition, since the Company is presently unable to obtain bonding on large projects, the Company has and will need to continue to arrange surety bonds and financial guarantees through entities having an interest in those projects. Historically, a significant portion of the Company's revenues have been comprised of a relatively small number of large sales, generally not to the same customer, resulting from the manufacture of large waste disposal and energy conversion systems.

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



         Backlog
         The nature of the Company's business is such that it does not maintain inventories of its principal products and manufactures only pursuant to purchase orders or contracts. At December 31, 1997, and December 31, 1996, the Company had manufacturing and related backlog of $227,422 and $1,130,950, respectively. Subsequent to year end 1997 the Company has received three orders totaling approximately $1,500,000. In addition, the Company received a letter of commitment for another $1,500,000 order that is anticipated to close in the second quarter of 1998.
         The Company believes that backlog that can be filled in approximately a six to nine month period is the most satisfactory level attainable. See Item 6:
Backlog. The Company's backlog at any one time is not necessarily indicative of anticipated revenues for any fiscal period.

         Environmental Matters
         The uncertain regulatory environment strongly influenced the Company's business during 1997. Almost every state as well as the federal government was either in the process of tightening quality standards or had recently tightened them. The air quality changes included more stringent particulate emission standards and control over acid gas and other emissions. In addition, pending federal and other regulations affecting the disposal of ash residue remain uncertain. New or pending regulations affect both the permitting process for installation of the Company's equipment and the design of the equipment itself.
         Customers are reluctant to order equipment and regulators are slow to issue permits while laws are being changed. In order for an installation to be made, environmental permit(s) must be obtained. This complex process sometimes requires analysis of site background data in addition to the technical analysis of the proposed equipment to be installed. Management believes that the slower permit process, which caused many companies to delay capital expenditures, resulted in a slowdown in orders for equipment fabrication during 1997 and 1996.
         In August  1997,  after  several  years of  delay,  the  United  States
Environmental Protection Agency ("EPA") promulgated final rules restricting certain emissions from medical waste incinerators. Due to the cost of conforming with these regulations, many small incinerator operators may choose to shut down operations. Conversely, many of the operators that choose to continue operations will require extensive modifications and upgrades to conform with the regulations. This should provide the Company with an opportunity to address this particular market and could generate additional revenue in the United States over the next five years.
         Prior to recent changes in regulations of air quality, Consumat(R) equipment met most regulations without additional complex emissions control equipment. New laws often require system design changes to include the addition of emissions control devices. When appropriate, the Company has incorporated these required changes into its design.
         The Company's manufacturing operations are regulated by certain federal, state, and local clean air and water laws now in effect or anticipated to be in effect. Because the Company's manufacturing operations discharge no waste into the air or water in its manufacturing process and produce no regulated quantities or types of solid waste, the effects of such regulation have been minimal to date.

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

         Employees
         At December 31, 1997, the Company employed 38 full-time employees. In the opinion of management, the Company's labor relations are satisfactory. The Company's workforce is not unionized.

ITEM 2.    DESCRIPTION OF PROPERTY

         The Company's  manufacturing plant and facility is located on a site of
15.5 acres in Mechanicsville, Hanover County, Virginia, near Richmond. This facility, which was owned by the Company prior to 1992, was sold in July 1992 as part of a sale-leaseback transaction. The Company has a ten year lease on the property with two five year renewal options. In addition, the Company has the option to repurchase the property at a predetermined price (currently $927,419). Approximately fifty percent of this acreage is used for buildings, streets, and utilities. The remaining portion is vacant land available for expansion and development. The Company's plant facility, engineering offices and shops, sales offices, and main administrative offices are located on this site. The buildings currently utilize a total of approximately 78,000 square feet. See Note 8 to the Audited Financial Statements.

ITEM 3.    LEGAL PROCEEDINGS

         As of March 27, 1998, the Company is not a party to any pending legal proceeding and the property of the Company is not the subject of any pending legal proceeding.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the Company's 1997 fiscal year.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is quoted on the NASDAQ Bulletin Board. The following table shows the high and low bid prices for the Company's common stock for each quarterly period during the two-year period ended December 31, 1997. Such high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The stated prices for the first quarter of 1996 are for the Company's old common stock which was cancelled pursuant to the Company's Chapter 11 bankruptcy plan (see Item 1) and the prices stated for the second, third, and fourth quarters of 1996 and for 1997 are for the Company's New Common Stock.

                                                    Bid Price
                                                    ---------
1996 - Predecessor                         High                 Low
------------------                         ----                 ---

First Quarter                            $1 1/4                 $  3/16

1996 - Successor

Second Quarter                           $3                     $  3/4
Third Quarter                             3                        7/8
Fourth Quarter                            1 3/8                    7/8


1997 - Successor

First Quarter                              $1 7/8              $1 5/16
Second Quarter                              2 3/8               1 5/8
Third Quarter                               2 3/8               1 5/8
Fourth Quarter                              1 1/4                 3/8

         There were 439 record holders of the Company's common stock as of December 31, 1997. The Company has not previously paid any dividends on its common stock, and there is no expectation that the Company will pay dividends in the foreseeable future.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Financial Condition
       As discussed in Item 1, the Company concluded the fiscal year ending December 31, 1995 operating as a debtor-in-possession in its Chapter 11 bankruptcy proceeding. The Company's Chapter 11 reorganization plan was confirmed on February 28, 1996, and the Effective Date of the Plan was March 12, 1996. As is detailed further in Note 2 to the Audited Financial Statements the Company accounted for its reorganization using fresh-start reporting. This reporting allowed the Company to eliminate the retained deficit of the Company as of the Effective Date and to restate the balance sheet at that time to reflect fair market value.
       This  reporting  also  enabled  the Company to emerge from its Chapter 11 bankruptcy proceeding in a financial position stronger than its financial position prior to the commencement of its Chapter 11 bankruptcy proceeding.
       In  addition,  the  Company  was able to  obtain a loan in the  amount of
$1,500,000 from Sirrom. The loan proceeds, received both during and in conjunction with the Company's emergence from its Chapter 11 bankruptcy proceeding, were used to provide working capital for operations and to consummate the Plan. Since March 12, 1996, Sirrom has loaned an additional $1,000,000 to the Company.
       The periods and dates prior to the Effective Date are referred to as those of the predecessor Company (the "Predecessor") while the period and dates subsequent to the Effective Date are referred to as those of the successor Company (the "Successor"). To facilitate a more meaningful comparison of the 1996 operating performance, the following discussion of the results of operations is presented on a combined basis for the fiscal year ended December 31, 1996. The following table shows the 1996 combined results of the Predecessor for the period January 1, 1996, through March 11, 1996, and the Successor for the period March 12, 1996, through December 31, 1996.
       The effects of the consummation of the Plan and the fresh-start reporting allowed the Company to emerge from its Chapter 11 bankruptcy proceeding with a working capital surplus of approximately $1,074,000 and a net capital surplus of $1,010,000.
       In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted net earnings per share with basic and diluted net earnings per share. See Note 10 to the Audited Financial Statements. Unlike primary net earnings per share, basic net earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net earnings per share is similar to the previous fully diluted net earnings per share. All prior-period net earnings per share data has been restated to conform with the provisions of SFAS No. 128.

Liquidity and Capital

        The Company devotes substantially all of its manufacturing capacity to a large contract when the equipment for that contract is being built. In addition, since the Company is presently unable to obtain bonding on large projects, the Company has and will need to continue to arrange surety bonds and financial guarantees through entities having an interest in those projects. Historically, a significant portion of the Company's revenues have been comprised of a relatively small number of large sales, generally not to the same customer, resulting from the manufacture of large waste disposal and energy conversion systems. For example, contracts in process as of December 31, 1997, were completed in the first quarter of 1998. However, the Company has entered into three new contracts in the first quarter totaling approximately $1.5 million and received a letter of commitment for an additional $1.5 million order. As a result, the loss of any of these contracts or commitments could have a significant impact on the Company's cash flows.

        The financial crises which occurred in the Pacific Rim during 1997 are a significant concern to the Company as it is a region that the Company has targeted for future growth. The Company believes that the current economic crises will slow business in the Pacific Rim in 1998, but that sales in this region will increase in 1999 and remain strong in the long-term future. The Company believes that the recent regulations promulgated by the U.S. Environmental Protection Agency (USEPA) will increase customer demand in certain domestic markets. Because of the downturn in Pacific Rim markets and new USEPA regulations, the Company has concentrated its current marketing efforts on selected domestic markets. Management anticipates that 1998 revenues will be derived almost entirely from North American contracts.

        Management believes that revenues from current year operations will provide sufficient cash flow to meet its cash requirements during 1998.

Results of Operations

                                                       (Successor)                        (Combined)
                                                        Year Ended                        Year Ended
                                                        December 31,                      December 31,
                                                           1997           Percent            1996           Percent
                                                           ----           -------            ----           -------
Revenues                                                $2,858,124        100.00%     $    5,205,237        100.00%

Cost of goods sold                                       2,647,756         92.64%          3,573,296         68.65%
                                                        ----------        ------           ---------        ------

Gross profit                                               210,368          7.36%          1,631,941         31.35%

Selling, general and administrative expenses
                                                         1,168,388         40.88%            968,138         18.60%

Amortization expense                                        54,422          1.90%             43,066          0.83%
                                                        ----------        ------           ---------        ------
Operating income (loss)                                 (1,012,442)       (35.42%)           620,737         11.92%

Other income (expense):
   Investment income                                        10,311          0.36%             20,192          0.39%
   Interest expense                                       (374,371)       (13.10%)          (291,367)        (5.60%)
   Other                                                   (32,030)        (1.12%)            66,686          1.28%
                                                        ----------        ------           ---------        ------
                                                          (396,090)       (13.86%)          (204,489)         3.93%
Income (loss) before fresh-start revaluation,
income taxes and extraordinary item                    (1,408,532)       (49.28%)            416,248          7.99%

Income tax expense                                        (154,921)        (5.42%)          (160,000)        (3.07%)
                                                        ----------        ------           ---------        ------

Net income (loss) before fresh-start
revaluation and extraordinary item                     ($1,563,453)       (54.70%)       $   256,248           4.92%
                                                      ============       =======         ===========          =====


Results of Operations -- 1997 Compared with 1996

       Revenues (Successor v. Successor/Predecessor Combined). Total revenues decreased $2,347,113 or 45.1% to $2,858,124 in 1997 from $5,205,237 in 1996. The decrease was primarily the result of delays in a number of domestic projects, the effects of the bankruptcy, and the economic slowdown in the Pacific Rim region during 1997.

       Cost of Goods Sold (Successor v. Successor/Predecessor Combined). Cost of goods decreased $925,540 or 25.9% to $2,647,756 in 1997 from $3,573,296 in 1996.
Gross profit  decreased  $1,421,573 to $210,368 in 1997 from $1,631,941 in 1996.
The gross profit rate of 7.4% in 1997 compares to a gross profit rate of 31.4% for 1996. This is the result of the fixed manufacturing costs being spread over a smaller revenue base.

       Selling, general and administrative expenses (Successor v. Successor/Predecessor Combined). Selling, general and administrative expenses increased $200,250 or 20.7% to $1,168,388 in 1997 from $968,138 in 1996. As a percentage of revenue, selling, general and administrative expenses increased to 40.90% in 1997 from 18.6% in 1996. Total selling expenses increased $123,932 as the result of the Company's renewed marketing effort, including the hiring of a new Director of International Business Development and a new Director of Sales and Marketing in mid-1996.

       Interest expense (Successor v. Successor/Predecessor Combined). Interest expense increased $83,004 to $374,371 in 1997 from $291,367 in 1996. The increase in interest expense resulted primarily from the interest cost on the $1,500,000 of senior long-term debt incurred during and subsequent to the Chapter 11 bankruptcy filing plus the additional $1,000,000 in senior long-term debt incurred by the Company in 1997. The funds from this debt were used by the Company to satisfy the claims in its Chapter 11 Plan and to provide the Company with the working capital it needed in 1996 and 1997 to improve the efficiency of its manufacturing operation and increase its marketing effort as described above.

       Income taxes (Successor v. Successor/Predecessor Combined). The Company recorded income tax expense of $154,921 in 1997 as the result of an increase in the valuation allowance. The Company has approximately $5,000,000 of net operating losses available from the Predecessor and Successor operations. Generally accepted accounting principles require that the Successor record any utilization of benefits of net operating losses that existed on the Effective Date as a reduction to the "Reorganization in excess of amount allocable to identifiable assets."

        Net Income (Loss) and earnings (loss) per share (Successor v. Successor/Predecessor Combined). The Successor's net loss for the year ended December 31, 1997, was $1,563,453. The Successor's historical net income for the period March 12, 1996, to December 31, 1996, was $217,562. The Predecessor's historical net income for the period January 1, 1996, to March 11, 1996, was $587,073. Of this amount, $538,480 was the gain recorded as the result of the adoption of fresh-start reporting. The Predecessor's net income for the periods presented were significantly impacted by the Company's Chapter 11 proceedings and the adoption of fresh-start reporting. If the Company had emerged from its Chapter 11 proceedings on December 31, 1995, the net income for the year ended December 31, 1996 would have been $256,248. Additionally, the basic income per share for 1996 would have been $.20 per common share.

Backlog
       The Company manufactures only pursuant to purchase orders or contracts. At December 31, 1997, the Company had backlog orders with a market value of $227,422. Backlog levels indicate the expected near-term manufacturing and related sales. Total backlog orders as of December 31, 1997, are expected to be filled during the first two months of 1998. Since year end, the Company has received three new orders totaling approximately $1,500,000 and a letter of commitment for another $1,500,000 which should close in the second quarter of 1998.
       Since the Company's sales are generally composed of a relatively small number of large contracts, backlog levels have varied widely. Backlog levels are not necessarily indicative of the continued success or failure of the Company in obtaining further orders. Economic circumstances as they relate to capital expenditures in general and sales negotiations in progress are a better indicator for probable new business.

Governmental Regulation
       In some cases, tighter government regulations on incineration work in the Company's favor because the Company uses the latest technology developed by the Company and others. However, the Company has experienced and may experience in the future significant periods of inactivity in the domestic markets because of significant pending regulations. Potential customers of the Company's products tend to delay purchases when significant environmental regulations or legislation are proposed or known to be under consideration in order to assure that any equipment purchased will satisfy all government regulations.
       Many waste processing entities have experienced some public opposition. Public opposition to waste processing is usually localized to the site where the processing will occur and is focused on the location of the facility.

Bonding
       In the Company's principal business of manufacturing controlled air incineration systems, the Company's customers may require the Company to provide supply bonds. Bonds and retainage are used to protect the customer.
 The Company at various times in the past has arranged surety bonds through certain affiliated entities and others who have demonstrated an interest and capability to bond projects for the Company. The Company will be required to seek outside help for bonding as long as its capital remains limited and will seek such help from affiliated entities and others as long as management believes it is in the best interests of the Company and its shareholders.

Inflation
       It is the Company's policy to increase sales prices as costs increase over time. The Company also attempts to offset these increases with efficiencies which allow the Company to be more competitive. Inflation affects inventories, labor and services throughout the Company.

Readiness for Year 2000
       The Company has taken actions to understand the nature and extent of work required to make its systems, products, services, and infrastructure Year 2000 compliant. Based on information and work completed to date, the Company believes that it will be able to manage the Year 2000 transition without any material adverse affect on its business operations, services or financial condition. The Company is working with its customers and suppliers to ensure that they have developed plans to address the Year 2000 issue. The Company expects that its Year 2000 remediation efforts should be complete by early 1999.

Impact of Recent Accounting Pronouncements
       The Financial Accounting Standards Board has issued several standards which the Company will adopt in future years. As discussed in Note 1 to the Audited Financial Statements, management does not currently expect the adoption of the standards to affect materially the Company's financial condition.

Forward-Looking Statements
       Management has included herein certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. When used, statements which are not historical in nature including the words "anticipate," "estimate," "should'" "expect," "believe," "intend," and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause actual results to differ materially from those projected are the following: business conditions and the general economy both domestically and abroad; the federal, state, and local regulatory matters, especially as such regulations concern the environment; and changes in the financial condition or corporate strategy of the Company's customers. Other risks, uncertainties, and factors that could cause actual results to differ materially than those projected are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-QSB, and 10-KSB.

ITEM 7.    FINANCIAL STATEMENTS

       See Item 13(a)(i) hereof.

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

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

       The information required by this Item 9 is incorporated herein by reference from the Company's proxy statement relating to the Company's 1998 annual meeting of shareholders to be held on June 4, 1998.


ITEM 10.    EXECUTIVE COMPENSATION

         The information required by this Item 10 is incorporated herein by reference from the Company's proxy statement relating to the Company's 1998 annual meeting of shareholders to be held on June 4, 1998.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item 11 is incorporated herein by reference from the Company's proxy statement relating to the Company's 1998 annual meeting of shareholders to be held on June 4, 1998.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item 12 is incorporated herein by reference from the Company's proxy statement relating to the Company's 1998 annual meeting of shareholders to be held on June 4, 1998.

ITEM 13.    EXHIBITS AND REPORTS ON FORM  8-K
`
(a)    Documents

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

       None

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CONSUMAT ENVIRONMENTAL
                                                    SYSTEMS,  INC.  (Registrant)


Date: March 30, 1998                        By:/s/ ROBERT L. MASSEY
                                               --------------------
                                                   Robert L. Massey
                                                   Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                                         Date
---------                                  -----                                         ----

/s/ PETER T. SOCHA                         Chairman of the Board of Directors            March 30, 1998
----------------------------
Peter T. Socha


/s/ ROBERT L. MASSEY                       Director, Chief Executive Officer,            March 30, 1998
--------------------------
Robert L. Massey                           and President


/s/ MARK E. HILLS                          Chief Financial Officer                       March 30, 1998
------------------------------
Mark E. Hills


/s/ ALEXANDER Y. HOFF                      Director                                      March 30, 1998
------------------------
Alexander Y. Hoff


/s/ JAMES W. BOHLIG                        Director                                      March 30, 1998
----------------------------
James W. Bohlig


/s/ D. RANDOLPH GRAHAM                     Director                                      March 30, 1998
----------------------
D. Randolph Graham


/s/ CHARLES E. HORNER                      Director                                      March 30, 1998
--------------------------
Charles E. Horner


                                  EXHIBIT INDEX

Exhibit No.                                Description
-----------                                -----------

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

3(a) Articles of Amendment and Restatement to the Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-KSB filed on March 28,
                                           1997)

3(b) Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-KSB filed on March 28, 1997)

4(a)                                       Instruments    defining   rights   of
                                           security  holders (See Exhibits 3 (a)
                                           and 3 (b))

4(b) Specimen certificate for the Company's common stock, par value $1.00 per share. (Incorporated by reference to Exhibit 4(b) to the Company's Annual Report on Form 10-KSB filed on March 28, 1997)

4(c) Promissory Note dated March 12, 1996, in the original principal amount of $192,306.29 payable to Lighthouse Investments, L.L.C. (Incorporated by reference to Exhibit 4(c) to the Company's Annual Report on Form 10-KSB filed on March 29, 1996)

4(d) Loan Agreement with Sirrom Capital Corporation dated October 11, 1995. (Incorporated by reference to Exhibit 4(e) to the Company's Annual Report on Form 10-KSB filed on March 29,
                                           1996)

4(e) Amendment to Loan Agreement with Sirrom Capital Corporation dated October 26, 1995. (Incorporated by reference to Exhibit 4(f) to the Company's Annual Report on Form 10-KSB filed on March 29, 1996)

4(f) Amended and Restated Secured Promissory Note dated October 26, 1995, in the original principal amount of $500,000 payable to Sirrom Capital Corporation. (Incorporated by reference to Exhibit 4(g) to the Company's Annual Report on Form 10-KSB filed on March 29, 1996)

4(g) Loan Agreement with Sirrom Capital Corporation dated January 16, 1996. (Incorporated by reference to Exhibit 4(h) to the Company's Annual Report on Form 10-KSB filed on March 29,
                                           1996)

4(h) Secured Promissory Note dated January 16, 1996, in the original principal amount of $500,000 payable to Sirrom Capital Corporation. (Incorporated by reference to Exhibit 4(i) to the Company's Annual Report on Form 10-KSB filed on March 29, 1996)

4(i) Loan Agreement with Sirrom Capital Corporation dated March 12, 1996. (Incorporated by reference to Exhibit 4(j) to the Company's Annual Report on Form 10-KSB filed on March 29,
                                           1996)

4(j) Secured Promissory Note dated March 12, 1996, in the original principal amount of $500,000 payable to Sirrom Capital Corporation. (Incorporated by reference to Exhibit 4(k) to the Company's Annual Report on Form 10-KSB filed on March 29, 1996)

4(k) Stock Purchase Warrant dated March 12, 1996, granted to Sirrom Capital Corporation. (Incorporated by reference  to  Exhibit  4(l)  to  the
                                           Company's   Annual   Report  on  Form
                                           10-KSB filed on March 29, 1996)

4(l) Second Amendment to Loan Agreement with Sirrom Investments, Inc. dated July 17, 1997.

4(m) Secured Promissory Note dated March 26, 1997, in the original principal amount of $500,000 payable to Sirrom Investments, Inc.

4(n) Secured Promissory Note dated July 17, 1997, in the original principal amount of $500,000 payable to Sirrom Investments, Inc.


4(o) Amended and Restated Stock Purchase Warrant dated September 30, 1997, granted to Sirrom Investments, Inc.

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

10(f)                                      Reorganized  Consumat  Systems,  Inc.
                                           1996  Non-Employee   Directors  Stock
                                           Option  Plan  dated  April 19,  1996.
                                           (Incorporated by reference to Exhibit
                                           10(f) to the Company's  Annual Report
                                           on Form  10-KSB  filed on  March  28,
                                           1997)

10(g)                                      Consumat  Environmental Systems, Inc.
                                           1996 Stock  Option  Plan,  as amended
                                           and restated as of December 13, 1996.
                                           (Incorporated by reference to Exhibit
                                           10(g) to the Company's  Annual Report
                                           on Form  10-KSB  filed on  March  28,
                                           1997)

10(h)                                      Consumat  Environmental Systems, Inc.
                                           1996    Stock    Option    Plan   For
                                           Nonmanagement     Employees     dated
                                           December 13, 1996.  (Incorporated  by
                                           reference  to  Exhibit  10(h)  to the
                                           Company's   Annual   Report  on  Form
                                           10-KSB filed on March 28, 1997)

10(i)                                      Consumat  Environmental Systems, Inc.
                                           Peter  T.  Socha  Stock  Option  Plan
                                           dated January 14, 1997. (Incorporated
                                           by reference to Exhibit  10(i) to the
                                           Company's   Annual   Report  on  Form
                                           10-KSB filed on March 28, 1997)

27(a)                                      Financial Data Schedule

CONSUMAT ENVIRONMENTAL SYSTEMS, INC.

Financial Statements

December 31, 1997

(With Independent Auditors' Report Thereon)

Independent Auditors' Report


The Board of Directors
Consumat Environmental Systems, Inc.:

We have audited the accompanying balance sheet of Consumat Environmental Systems, Inc. (the "Successor") as of December 31, 1997 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended and for the period from March 12, 1996 to December 31, 1996. We also have audited the accompanying statements of operations, changes in stockholders' equity (deficit) and cash flows for the period from January 1, 1996 to March 11, 1996 of Consumat Systems, Inc. (the "Predecessor"). These financial statements are the responsibility of the Company's management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Successor as of December 31, 1997, and its results of operations and cash flows for the year then ended and for the period from March 12, 1996 to December 31, 1996, and the Predecessor's results of operations and cash flows for the period from January 1, 1996 to March 11, 1996, in conformity with generally accepted accounting principles.

On March 12, 1996, the Successor emerged from Chapter 11 reorganization. As discussed in note 1 to the financial statements, the Successor adopted fresh start reporting. As a result, the financial statements as of and for the year ended December 31, 1997 and for the period from March 12, 1996 to December 31, 1996, which present the financial condition, results of operations and cash flows of the reorganized entity, are not generally comparable to the financial statements of prior periods.



                                                  KPMG Peat Marwick LLP

Richmond, Virginia
March 13, 1998


CONSUMAT ENVIRONMENTAL SYSTEMS, INC.

Balance Sheet

December 31, 1997

----------------------------------------------------------------------------------------------------------------------



Assets (note 9)
----------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                                      $         107,116
     Accounts receivable and contract costs (net of allowance for doubtful accounts
        of $26,147) (notes 4 and 13)                                                                        1,701,726
     Note receivable                                                                                          224,667
     Inventories (note 5)                                                                                     193,367
     Other current assets                                                                                      52,222
----------------------------------------------------------------------------------------------------------------------

Total current assets                                                                                        2,279,098
----------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net (notes 6 and 8)                                                            571,861
Other assets (note 3)                                                                                         125,727
Reorganization value in excess of amounts allocable to identifiable
     assets, net of accumulated amortization of $97,488 (note 2)                                              990,950
----------------------------------------------------------------------------------------------------------------------

                                                                                                    $       3,967,636
----------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit
----------------------------------------------------------------------------------------------------------------------

Current liabilities:
     Current maturities of senior debt (note 9)                                                     $         500,000
     Current maturities of capital lease obligation (note 8)                                                   86,736
     Notes payable (notes 3 and 7)                                                                            933,967
     Accounts payable                                                                                         171,220
     Accrued expenses                                                                                         195,466
----------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                                   1,887,389
----------------------------------------------------------------------------------------------------------------------

Senior debt, excluding current maturities (note 9)                                                          2,000,000
Capitalized lease obligation, excluding current maturities (note 8)                                           414,938
----------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                                           4,302,327
----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (notes 8, 9, 14 and 16)

Stockholders' deficit (note 11):
     Preferred stock, $1 par value:  authorized - 5,000,000 shares,
        issued and outstanding shares - none                                                                        -
     Common stock, $1 par value:  authorized - 25,000,000 shares;
        issued and outstanding shares - 1,011,200                                                           1,011,200
     Accumulated deficit                                                                                   (1,345,891)
----------------------------------------------------------------------------------------------------------------------

Total stockholders' deficit                                                                                  (334,691)
----------------------------------------------------------------------------------------------------------------------

                                                                                                    $       3,967,636
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

CONSUMAT ENVIRONMENTAL SYSTEMS, INC.

Statements of Operations

December 31, 1997

-----------------------------------------------------------------------------------------------------------------------
                                                                                                      |
                                                                              Successor               |   Predecessor
                                                                 -----------------------------------  | ----------------
                                                                                        Period from   |     Period from
                                                                      Year ended        March 12 to   |    January 1 to
                                                                    December 31,       December 31,   |       March 11,
                                                                            1997               1996   |            1996
-----------------------------------------------------------------------------------------------------------------------
                                                                                                      |
Revenues (note 13)                                            $        2,858,124          4,282,194   |        923,043
                                                                                                      |
Cost of revenues                                                       2,647,756          2,866,987   |        706,309
-----------------------------------------------------------------------------------------------------------------------
                                                                                                      |
Gross profit                                                             210,368          1,415,207   |        216,734
                                                                                                      |
Selling, general and administrative expenses                           1,168,388            790,428   |        177,710
                                                                                                      |
Amortization of reorganization value in excess                                                        |
     of amounts allocable to identifiable assets                          54,422             43,066   |              -
-----------------------------------------------------------------------------------------------------------------------
                                                                                                      |
Operating income (loss)                                               (1,012,442)           581,713   |         39,024
                                                                                                      |
Other income (expense):                                                                               |
     Interest income                                                      10,311             20,192   |              -
     Interest expense                                                   (374,371)          (242,369)  |        (48,998)
     Other                                                               (32,030)            18,026   |         48,660
-----------------------------------------------------------------------------------------------------------------------
                                                                                                      |
Total other expense, net                                                (396,090)          (204,151)  |           (338)
-----------------------------------------------------------------------------------------------------------------------
                                                                                                      |
Income (loss) before fresh start revaluation,                                                         |
     income tax expense and extraordinary item                        (1,408,532)           377,562   |         38,686
                                                                                                      |
Fresh start revaluation (note 2)                                               -                  -   |        538,480
-----------------------------------------------------------------------------------------------------------------------
                                                                                                      |
Income (loss) before income tax expense and                                                           |
     extraordinary item                                               (1,408,532)           377,562   |        577,166
                                                                                                      |
Income tax expense (note 12)                                             154,921            160,000   |              -
-----------------------------------------------------------------------------------------------------------------------
                                                                                                      |
Income (loss) before extraordinary item                               (1,563,453)           217,562   |        577,166
                                                                                                      |
Extraordinary item-gain on debt discharge,                                                            |
     net of income taxes                                                       -                  -   |          9,907
-----------------------------------------------------------------------------------------------------------------------
                                                                                                      |
Net income (loss)                                             $       (1,563,453)           217,562   |        587,073
-----------------------------------------------------------------------------------------------------------------------
                                                                                                      |
Basic income (loss) per common share:                                                                 |
     Income (loss) before extraordinary gain                  $            (1.24)              0.17   |           0.37
     Extraordinary gain                                                        -                  -   |           0.01
-----------------------------------------------------------------------------------------------------------------------
                                                                                                      |
Net income (loss) per common share                                         (1.24)              0.17   |           0.38
-----------------------------------------------------------------------------------------------------------------------
                                                                                                      |
Diluted income (loss) per common share:                                                               |
     Income (loss) before extraordinary gain                               (1.24)              0.15   |           0.37
     Extraordinary gain                                                        -                  -   |           0.01
-----------------------------------------------------------------------------------------------------------------------
                                                                                                      |
Net income (loss) per common share                            $               (1.24)              0.15|           0.38
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

CONSUMAT ENVIRONMENTAL SYSTEMS, INC.

Statements of Changes in Stockholders' Equity (Deficit)

December 31, 1997
--------------------------------------------------------------------------------------------------------------------------
                                                                                                 Retained
                                                                              Additional         earnings
                                                           Common stock          paid-in     (accumulated
                                            -----------------------------
                                                   Shares        Amounts         capital         deficit)           Total
--------------------------------------------------------------------------------------------------------------------------

Predecessor:
Balances as of December 31, 1995                1,564,699 $    4,694,097       5,208,958      (10,529,128)       (626,073)

  Net income for the period from
    January 1 to March 11, 1996                         -              -               -          587,073         587,073

  Effects of reorganization and fresh
    start reporting                            (1,564,699)    (4,694,097)     (5,208,958)       9,942,055          39,000
--------------------------------------------------------------------------------------------------------------------------

Balances as of March 11, 1996                           -              -               -                -               -
--------------------------------------------------------------------------------------------------------------------------

Successor:

  Issuance of common stock on
    March 12, 1996                              1,010,000      1,010,000               -                -       1,010,000

  Net income for the period from
    March 12 to December 31, 1996                       -              -               -          217,562         217,562
--------------------------------------------------------------------------------------------------------------------------

Balances as of December 31, 1996                1,010,000      1,010,000               -          217,562       1,227,562
--------------------------------------------------------------------------------------------------------------------------

  Common stock issued                               1,200          1,200               -                -           1,200

  Net loss                                              -              -               -       (1,563,453)     (1,563,453)
--------------------------------------------------------------------------------------------------------------------------

Balances as of December 31, 1997                1,011,200 $    1,011,200               -       (1,345,891)       (334,691)
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.



CONSUMAT ENVIRONMENTAL SYSTEMS, INC.

Statements of Cash Flows

December 31, 1997
-------------------------------------------------------------------------------------------------------------------------
                                                                                                         |
                                                                                 Successor               |   Predecessor
                                                                     ----------------------------------------------------
                                                                                            Period from  |   Period from
                                                                          Year ended        March 12 to  |  January 1 to
                                                                        December 31,       December 31,  |     March 11,
                                                                                1997               1996  |          1996
-------------------------------------------------------------------------------------------------------------------------
                                                                                                         |
Cash flows from operating activities                                                                     |
     Net income (loss)                                             $      (1,563,453)           217,562  |       587,073
     Adjustments to reconcile net income (loss) to net                                                   |
        cash provided by (used in) operating activities:                                                 |
            Depreciation and amortization                                    192,822            131,823  |        18,011
            Deferred income taxes                                            154,921            155,121  |             -
            Fresh start revaluation                                                -                  -  |      (538,480)
            Extraordinary item - gain on debt discharge                            -                  -  |        (9,907)
            Changes in operating assets and liabilities                                                  |
               giving rise to increases (decreases) in cash:                                             |
                    Accounts receivable                                   (1,005,113)           433,776  |      (584,543)
                    Note receivable                                         (224,667)                 -  |             -
                    Inventories                                               32,984            (53,203) |        49,504
                    Other current assets                                      18,590              3,695  |        (4,939)
                    Other assets                                             (24,356)                 -  |             -
                    Accounts payable                                         107,456             19,918  |       (12,275)
                    Accrued expenses                                         (30,432)          (254,896) |       127,274
                    Net change in liabilities subject to compromise                -                  -  |      (342,889)
-------------------------------------------------------------------------------------------------------------------------
                                                                                                         |
Net cash provided by (used in) operating activities                       (2,341,248)           653,796  |      (711,171)
                                                                                                         |
Cash flows from investing activities:                                                                    |
     (Purchase) redemption of short-term investment                           92,500            (92,500) |             -
     Purchases of property, plant and equipment                              (18,100)          (129,039) |             -
-------------------------------------------------------------------------------------------------------------------------
                                                                                                         |
Net cash provided by (used in) investing activities                           74,400           (221,539) |             -
-------------------------------------------------------------------------------------------------------------------------
                                                                                                         |
Cash flows from financing activities                                                                     |
     Proceeds from senior debt                                               974,500                  -  |       931,135
     Proceeds from other borrowings                                          856,789             16,000  |             -
     Repayments on borrowings and capital lease obligations                 (142,787)          (124,211) |       (37,495)
     Issuance of common stock                                                  1,200                  -  |        39,000
-------------------------------------------------------------------------------------------------------------------------
                                                                                                         |
Net cash provided by (used in) financing activities                        1,689,702           (108,211) |       932,640
-------------------------------------------------------------------------------------------------------------------------
                                                                                                         |
Net increase (decrease) in cash and cash equivalents                        (577,146)           324,046  |       221,469
Cash and cash equivalents at beginning of period                             684,262            360,216  |       138,748
-------------------------------------------------------------------------------------------------------------------------
                                                                                                         |
Cash and cash equivalents at end of period                         $         107,116            684,262  |       360,217
-------------------------------------------------------------------------------------------------------------------------
                                                                                                         |
Supplemental disclosure of cash flow information:                                                        |
     Cash paid for:                                                                                      |
        Interest                                                   $         374,371            232,868  |        47,193
     Noncash activities:                                                                                 |
        Reduction of reorganization value in excess                                                      |
        of identifiable assets to recognize additional                                                   |
        deferred tax benefit                                                       -             60,000  |             -
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

CONSUMAT ENVIRONMENTAL SYSTEMS, INC.

Notes to Financial Statements

December 31, 1997

================================================================================


   (1)   Summary of Significant Accounting Policies

         Description of Business

         Consumat Environmental Systems, Inc. (the "Company"), incorporated in 1960, manufactures and sells incineration systems comprised of multiple modular components and individual units of waste disposal equipment. Beginning October 6, 1995, the Company operated as a Debtor-In-Possession in its Chapter 11 bankruptcy proceedings (the "Predecessor") (note 2). The Second Amended Plan of Reorganization (the "Plan") was confirmed on February 28, 1996 and the Effective Date of the Plan with modifications was March 12, 1996 (the "Effective Date"). The Company accounted for its reorganization using fresh start reporting. In accordance with the Plan, the articles of incorporation and bylaws of the Company were amended and restated effective on the Effective Date, to change the name of the Company from Consumat Systems, Inc. to Reorganized Consumat Systems, Inc. and effectuate the provisions of the Plan. On December 12, 1996, the Company's name was changed to Consumat Environmental Systems, Inc. (the "Successor").

         Cash and Cash Equivalents

         Cash equivalents totaled approximately $107,000 at December 31, 1997, and consists of an overnight repurchase agreement. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         Note Receivable

         Note receivable is a note related to a customer receivable, bears interest at 12% and matures March 1998.

         Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories.

         Property, Plant and Equipment

         Property, plant, and equipment are stated at cost. Property and plant under capital leases are stated at the present value of minimum lease payments.

CONSUMAT ENVIRONMENTAL SYSTEMS, INC.

Notes to Financial Statements



================================================================================

   (1)   Continued

         Depreciation on equipment is calculated on the straight-line method over the estimated useful lives of the assets. Plant held under capital lease and leasehold improvements are amortized on a straight line basis over the shorter of the lease term or estimated useful life of the asset. Plant and equipment useful lives are as follows:

         Land improvements                                 10 years
         Buildings                                         10 years
         Machinery and equipment                         3-15 years


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

         Cost of Revenues

         Cost of revenues include manufacturing, engineering and field service costs. The Company accrues estimated warranty and other costs related to completed contracts during completion of the contract.

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

   (1)   Continued

         Income (Loss) Per Common Share

         In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted net earnings per share with basic and diluted net earnings per share (note 10). Unlike primary net earnings per share, basic net earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net earnings per share is similar to the previous fully diluted net earnings per share. All prior-period net earnings per share data has been restated to conform with the provisions of SFAS No.
         128.

         Stock Compensation

         Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price at that date. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

         Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

         The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future

   (1)   Continued

         undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the estimated fair value of the assets determined using the present value of expected future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

         Pending Accounting Changes

         The Company will implement SFAS No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. Such changes are not significant to the Company.


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

   (2)   Continued

         Tax and Other Priority Claims

         All Tax and Other Priority Claims, as defined, totaling $24,984 were paid on the Effective Date.

         Unsecured Trade Claimants

         The holders of all trade claims, totaling $82,554 were paid fifty percent (50%) of their claims on the Effective Date.

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

   (2)   Continued

         The adjustments to the Company's balance sheet as of March 11, 1996 to reflect the consummation of the Plan, including the related discharge for liabilities subject to compromise under reorganization cases and to record (i) assets at their fair values including an adjustment for the excess of reorganization value over total fair value of assets and (ii) liabilities at their present values are presented below as of March 11, 1996:

                                                                                                    Reorganized
                                                         Pre      Confirmation           Fresh          balance
                                                confirmation        activities           start            sheet
----------------------------------------------------------------------------------------------------------------
ASSETS
  Current assets:
   Cash and cash equivalents                 $       222,078           138,138               -          360,216
   Accounts receivable                             1,112,756                 -               -        1,112,756
   Inventories                                       173,148                 -               -          173,148
   Prepaid expenses and other                         74,507            17,633               -           92,140
----------------------------------------------------------------------------------------------------------------

Total current assets                               1,582,489           155,771               -        1,738,260

Property, plant and equipment, at cost               614,418                 -               -          614,418
Notes receivable from officer                         38,000           (18,972)              -           19,028
Debt issuance costs, net of accumulated
  amortization                                        56,359            37,945               -           94,304
Deferred income taxes                                      -                 -         250,042          250,042
Reorganization value in excess of amounts
  allocable to identifiable assets                         -                 -       1,148,438        1,148,438
----------------------------------------------------------------------------------------------------------------

                                             $     2,291,266           174,744       1,398,480        3,864,490
----------------------------------------------------------------------------------------------------------------


                                                                                                    Reorganized
                                                         Pre      Confirmation           Fresh          balance
                                                confirmation        activities           start            sheet
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------------------------------------------------------------------------

LIABILITIES
  Current liabilities:
   Accounts payables                        $         43,846                 -               -           43,846
   Other liabilities                                 570,114           (89,320)              -          480,794
   Current portion of indebtedness                    78,424            60,708               -          139,132
----------------------------------------------------------------------------------------------------------------

Total current liabilities                            692,384           (28,612)              -          663,772

Liabilities subject to compromise                    627,149          (627,149)              -                -

Indebtedness:
  Senior debt                                      1,000,000           500,000               -        1,500,000
  Long-term debt less current portion                      -           131,598               -          131,598
  Capitalized lease obligation less current
   portion                                           559,120                 -               -          559,120

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock - old                               4,694,097        (4,694,097)              -                -
  Common stock - new                                       -         1,010,000               -        1,010,000
  Capital in excess of par value                   5,208,958         3,873,097      (9,082,055)               -
  Retained earnings (deficit)                    (10,490,442)            9,907      10,480,535                -
----------------------------------------------------------------------------------------------------------------

Total stockholders' equity (deficit)                (587,387)          198,907       1,398,480        1,010,000
----------------------------------------------------------------------------------------------------------------

                                            $      2,291,266           174,744       1,398,480        3,864,490
----------------------------------------------------------------------------------------------------------------

   (3)   Related-Party Transactions

         During 1994, the Company issued a 10% note in the amount of $170,000 to Lighthouse Investments LLC, a limited liability corporation which is principally owned by several of the Company's representatives. The balance outstanding was $69,062 (Note 7) as of December 31, 1997 and is included in notes payable in the accompanying financial statements.

         Included in other assets is a note receivable from officer of $19,028 which relates to an interest free loan to an officer in conjunction with his employment contract provided by the Company. The loan is to be repaid out of bonuses during the officer's employment or one year thereafter.

   (4)   Accounts Receivable and Contract Costs

         Accounts receivable consist of the following as of December 31, 1997:

Billed accounts receivable                                    $      165,604
Revenue recognized in excess of billings                           1,550,599
Accounts receivable - other                                           11,670
-----------------------------------------------------------------------------

                                                                   1,727,873
Allowance for doubtful accounts                                       26,147
-----------------------------------------------------------------------------

Accounts receivable and contract costs, net                   $    1,701,726
-----------------------------------------------------------------------------


         For the year ended December 31, 1997, and periods from March 12, 1996 through Decemeber 31, 1996 and January 1, 1996 through March 11, 1996 revenues recognized for uncompleted contrcts totaled approximately
         $2,214,000,   $1,513,000  and  $693,934,   respectively.  and  progress
         billings on these contracts totaled approximately $605,000 and $1,621,000 at December 31, 1997 and 1996, respectively.

         The Company performs ongoing credit evaluations of its customers and generally does not require collateral except for international distributors where the Company obtains irrevocable letters of credit for portions of the contract amount. Significant concentrations of accounts receivable are as follows at December 31, 1997:

Equipment distributors located throughout the United States     $      242,354

Equipment distributors located outside the United States             1,485,519
-------------------------------------------------------------------------------



   (5)   Inventories

         Inventories consist of the following at December 31, 1997:



Raw materials                          $     179,604
Work in process                               13,763
-----------------------------------------------------

Total                                  $     193,367
-----------------------------------------------------

   (6)   Property, Plant and Equipment

         Property, plant and equipment consist of the following at December 31, 1997:

Land improvements                                     $        21,350
Buildings                                                     620,453
Machinery and equipment                                     2,303,625
----------------------------------------------------------------------

                                                            2,945,428

Less accumulated depreciation and amortization             (2,531,764)
----------------------------------------------------------------------

Land                                                          158,197
----------------------------------------------------------------------

                                                      $       571,861
----------------------------------------------------------------------


         Depreciation and amortization expense on property, plant and equipment was $116,418 for 1997 and $73,564 and $13,384 for the periods from March 12 to December 31, 1996, and January 1 to March 11, 1996, respectively. See note 8 regarding the sale and leaseback of the Company's manufacturing facility in 1992.


   (7)   Notes Payable

         Notes payable consists of the following as of December 31, 1997:

Note payable to the bank, bearing interest at prime plus .5% (9.0% at
     December 31, 1997), maturing June 1998, secured by a senior lien on all Company properties and assignment of letter of credit
     proceeds (note 14)                                                       $     856,789
Note payable to a company, bearing interest at 10%, payable in quarterly installments of $18,358 including interest, maturing
     December 1998, secured by subordinated lien on Company's
     intellectual properties                                                         69,062
Other                                                                                 8,116
--------------------------------------------------------------------------------------------

Total                                                                         $     933,967
--------------------------------------------------------------------------------------------


   (8)   Capital Lease Obligations

         The Company sold its manufacturing facility for $800,000 on July 1, 1992 in a sale-leaseback transaction. The book value of the land and buildings exceeded the net sales proceeds and the Company recognized a loss of $495,706. The lease has an initial

   (8)   Continued

         term of 10 years with two five-year renewal options. The Company currently can repurchase the property for an approximate price of $927,000, increasing annually thereafter to approximately $1,044,000 in 2002.

         Pursuant to the lease, the Company pays monthly rent, property taxes, insurance, repairs and other executory costs related to the property. The lease meets the criteria for a capital lease and has been included in property, plant and equipment in the accompanying balance sheet.

         At December 31, 1997, the gross amount of property and plant and related accumulated amortization recorded under capital leases were as follows:

Land                                        $    158,196
Buildings                                        620,454
Leasehold improvements                            21,350
---------------------------------------------------------

                                                 800,000
Less accumulated amortization                    352,992
---------------------------------------------------------

Total                                       $    447,008
---------------------------------------------------------


         Amortization of assets held under capital leases is included with depreciation expense in the accompanying statements of operations.

         Minimum lease payments subsequent to 1997 are as follows:


1998                                               $    131,787
1999                                                    135,740
2000                                                    139,812
2001                                                    144,007
2002                                                     73,068
----------------------------------------------------------------

                                                        624,414
Less amount representing interest                       122,740
----------------------------------------------------------------
Present value of net minimum
     lease payments                                     501,674
----------------------------------------------------------------

        Less current maturities                          86,736
----------------------------------------------------------------

Amount due after one year                          $    414,938
----------------------------------------------------------------

   (9)   Senior Debt

         The Company has incurred Senior Debt totalling $2,500,000 as of December 31, 1997, including $1,000,000 during 1997. This debt consists of five $500,000 notes bearing interest at 14%, which is payable monthly in arrears. This debt is secured by liens on all real and personal property of the Company, including accounts receivable, inventory, equipment and general intangibles. In conjunction with the Company's emergence from bankruptcy, the lender was granted a stock purchase warrant to purchase at least 250,000 shares in the Company. This warrant, in creases by 75,000 shares per year beginning March 1999, up to a total of 475,000 shares, if the first three $500,000 notes have not been repaid. This warrant may be exercised over a period of approximately three years commencing March 31, 1998 at an exercise price of $.01 per share. Additionally, in conjunction with the last of these five notes, the lender was granted a stock purchase warrant to purchase approximately 66,000 shares of the Company's stock at $2.25 per share (the fair market value of the Company's stock at the date of grant) if the note is not repaid according to terms (due July 1998).

         Scheduled maturities of senior debt are as follows:

            1998                                   $      500,000
            1999                                                -
            2000                                          500,000
            2001                                        1,000,000
            2002                                          500,000
            ------------------------------------------------------


  (10)   Net Income (Loss) Per Share

         The following is a reconciliation between the calculation of basic and diluted net income (loss) per share:

                                                                          Period from         Period from
                                                      Year ended        March 12, 1996     January 1, 1996
                                                    December 31,      to December 31,        to March 11,
                                                            1997                 1996                1996
----------------------------------------------------------------------------------------------------------
Basic:
Numerator:
     Net income (loss)                          $     (1,563,453)             217,562             587,073


Denominator:
     Common shares outstanding                         1,011,200            1,010,000           1,564,699
     Minimum Senior Debt Warrant                         248,564              248,457                   -
----------------------------------------------------------------------------------------------------------

Weighted average common
     shares outstanding                                1,259,764            1,258,457           1,564,699
----------------------------------------------------------------------------------------------------------
                                                                          Period from         Period from
                                                      Year ended       March 12, 1996     January 1, 1996
                                                    December 31,      to December 31,        to March 11,
                                                            1997                 1996                1996
----------------------------------------------------------------------------------------------------------
Diluted:
Numerator:
     Net income (loss)                          $     (1,563,453)             217,562             587,073


Denominator:
     Common shares outstanding                         1,011,200            1,010,000           1,564,699
     Minimum Senior Debt Warrant                         248,564              248,457                   -
     Contingent Senior Debt Warrant                            -              223,611                   -
----------------------------------------------------------------------------------------------------------

Weighted average common
     shares outstanding                                1,259,764            1,482,068           1,564,699
----------------------------------------------------------------------------------------------------------

 (11)    Stock Compensation

         As of the Effective Date, all options, warrants and other agreements requiring the issuance of equity interests of the Company were disallowed and cancelled under the Plan. As a result, stock options of 215,333 were cancelled. Option activity for the period January 1 to March 11, 1996 was insignificant.

         In 1996, the Company adopted a stock option plan ("Plan 1") which grants stock options to non-employee directors. Plan 1 authorizes grants of options to purchase up to 100,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Terms and vesting schedules of all stock options are at the discretion of the Company's Board of Directors. 50,000 stock options were granted in 1996 at an exercise price of $3.50 per share and vest over a three-year period under Plan 1.

         In 1996, the Company adopted a stock option plan ("Plan 2") pursuant to which the Company's Board of Directors may grant stock options to management employees. Plan 2 authorizes grants of options to purchase up to 200,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Terms and vesting schedules of all stock options are at the discretion of the Company's Board of Directors. 97,500 stock options were granted in 1996 at an exercise price of $1.56 per share and vest over a three-year period under Plan 2.

         In 1996, the Company adopted a stock option plan ("Plan 3") pursuant to which the Company's Board of Directors may grant stock options to non-management employees. Plan 3 authorizes grants of options to purchase up to 15,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Terms and vesting schedules of all stock options are at the discretion of the Company's Board of Directors. 15,000 stock options were granted in 1996 at an exercise price of $1.56 per share and vest over a three-year period under Plan 3.

         In 1997, the Company adopted a stock option plan ("Plan 4") pursuant to which the Company's Board of Directors may grant stock options to an employee director. Plan 4 authorizes grants of options to purchase up to 100,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Terms and vesting schedules of all stock options are at the discretion of the Company's Board of Directors. 100,000 stock options were granted in 1997 at an exercise price of $1.31 per share and become vested in seven years or earlier, subject to certain earnings levels being achieved by the Company.

         At December 31, 1997, there were no shares exercisable and there were 152,500 additional shares available for grant under the plans. The per share weighted-average fair value of stock options granted during 1997 and 1996 was $1.22 and $1.98, respectively,

(11)     Continued

         on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 6.72%, expected volatility of .76, and an expected life of 10 years.

         The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income
         (loss) and earnings (loss) per share would have been equal to the pro forma amounts indicated below:

                                      For the year        For the period from
                                             ended         March 12, 1996 to
                                      December 31, 1997    December 31, 1996
-----------------------------------------------------------------------------

Net income (loss):
     As reported                  $     (1,563,453)            217,562
     Pro forma                          (1,653,625)            198,696

Basic earnings (loss) per share:
     As reported                  $          (1.24)               0.17
     Pro forma                               (1.31)               0.16
-----------------------------------------------------------------------------


         Stock option activity during the period indicated is as follows:

                                                                    Weighted-
                                                  Number of           average
                                                     shares    exercise price
------------------------------------------------------------------------------

Balance at March 11, 1996                                 -       $        -
     Granted                                        162,500              2.16
     Exercised                                            -                 -
------------------------------------------------------------------------------

Balance at December 31, 1996                        162,500              2.16
     Granted                                        100,000              1.31
     Exercised                                            -                 -
------------------------------------------------------------------------------

Balance at December 31, 1997                        262,500       $      1.84
------------------------------------------------------------------------------


         At December 31, 1997, the range of exercise prices was $1.31 to $3.50. The contractual life of all options is 10 years.

  (12)   Income Taxes

         Income tax expense for the year ended December 31, 1997 and the period from March 12, 1996 to December 31, 1996 consists of the following:

                                          Current     Deferred        Total
----------------------------------------------------------------------------

Year ended December 31, 1997:
     Federal                          $         -      131,921      131,921
     State                                      -       23,000       23,000
----------------------------------------------------------------------------

                                      $         -      154,921      154,921
----------------------------------------------------------------------------

Period ended December 31, 1996:
     Federal                          $     4,879      131,121      136,000
     State                                      -       24,000       24,000
----------------------------------------------------------------------------

                                      $     4,879      155,121      160,000
----------------------------------------------------------------------------


         There was no income tax expense for the period from January 1, 1996 to March 11, 1996 due to the Company's utilization of net operating loss carryforwards.

         Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income
         (loss) as a result of the following:



                                                                                Period from     Period from
                                                                                   March 12 to    January 1 to
                                                              Year ended       December 31,       March 11,
                                                                    1997               1996            1996
------------------------------------------------------------------------------------------------------------
Computed "expected" tax expense (benefit)                  $    (479,000)           128,000         196,000
Increase (reduction) in income taxes
     resulting from:

Change in the beginning-of-the-year balance of
     the valuation allowance for deferred tax assets
     allocated to income tax expense                             727,000                  -        (214,000)

State and local income taxes, net of federal
     income tax benefit                                          (53,000)            12,000          23,000

Amortization of reorganization value in excess
     of amounts allocable to identifiable assets                  20,000             16,000               -

Other, net                                                       (60,079)             4,000          (5,000)
------------------------------------------------------------------------------------------------------------

                                                           $     154,921            160,000               -
------------------------------------------------------------------------------------------------------------

  (12)   Continued

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 are presented below.

Deferred tax assets:
   Accounts receivable principally due to
      allowance for doubtful accounts                         $         10,000
   Inventories                                                           8,000
   Reserve for warranty expense                                         17,000
   Compensated absences, principally due to
      accrual for financial reporting purposes                          12,000
   Net operating loss carryforwards                                  1,887,000
   Capital leases obligations, principally due to
      operating lease treatment for tax purposes                       190,000
-------------------------------------------------------------------------------

Total gross deferred tax assets                                      2,124,000
Less valuation allowance                                             1,948,000
-------------------------------------------------------------------------------

Net deferred tax assets                                                176,000
-------------------------------------------------------------------------------

Deferred tax liabilities:
   Plant and equipment, principally due to differences in
      depreciation                                                    (176,000)
-------------------------------------------------------------------------------

Total gross deferred liabilities                                      (176,000)
-------------------------------------------------------------------------------

Net deferred tax assets                                       $              -
-------------------------------------------------------------------------------


         The net change in the total valuation allowance for 1997 was a increase of approximately $727,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, projections of future taxable income, and available for planning strategy over the periods which the deferred tax assets are deductible, management believes that it is not more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1997. Therefore, management has recorded a valuation allowance to reduce the net deferred tax asset to zero at December 31, 1997.

(12)     Continued

         Subsequently recognized tax benefits relating to the valuation allowance established for net operating losses of the Company as of March 11, 1996 (approximately $3.5 million remaining at December 31,
         1997), would first serve to reduce the reorganization value in excess of amount allocable to identifiable assets. Any additional amounts recognized related to this portion of the valuation allowance would be treated as a contribution to additional paid-in capital.

         For the period from March 12, 1996 to December 31, 1996, the Company reduced reorganization value in excess of amounts allocable to identifiable assets by $60,000. This amount represents a corresponding decrease in the Company's valuation allowance.

         At December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $4,971,000 which are available to offset future federal taxable income, if any, through 2012. Of this amount, approximately $2,052,000 is subject to an annual limitation of approximately $205,000 due to a change in ownership of the Company which occurred in 1992.


  (13)   Major Customers

         For the year ended December 31, 1997, two major customers accounted for approximately 50% and 26% of the Company's revenues and 86% and 7% of the Company's accounts receivable, respectively. Three major customers accounted for approximately 18%, 19% and 30%; and 19%, 55% and 0%, respectively, of the Company's revenues for the periods March 12 to December 31, 1996 and January 1 to March 11, 1996.


  (14)   Commitments and Contingencies

         The Company has employment contracts with certain of its executive officers and other management personnel. Under the terms of such agreements, severance payments would become payable in the event of specified terminations. The maximum contingent liability of the Company pursuant to all such agreements was approximately $480,000 at December 31, 1997.


  (15)   Fair Value of Financial Instruments

         The carrying amounts of cash and cash equivalents, accounts receivable and contract costs, accounts payable and accrued liabilities approximate fair value because of the short maturities of those instruments.

(15)     Continued

         Based on borrowing rates currently available for long-term debt and senior debt with similar terms and maturities and its recent issuance, management believes that the carrying amount of debt approximates fair value.


  (16)   Business Risks and Uncertainties

         Because of the dollar amount of a contract for a large hospital, municipal or industrial system in relation to the Company's size, in any year or financial period, the sale may account for a substantial percentage (10% or greater) of the Company's revenues.