Form 10-Q
period 1998-03-31
CONSUMAT SYSTEMS INC
filed 1998-05-12
CIK 312950

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)*

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or

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

                                    YES X  NO
                                       ---   ---

Check whether the issuer has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act after the distributions of securities under a plan confirmed by a court.

                                    YES X  NO
                                       ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Class                                           Number of Shares
-----------------------------                           ---------------------
Common Stock, par value $1.00                                1,011,200

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.



                                      INDEX



                                                                        Page No.
                                                                        --------

Part I. Financial Information:

   Item 1:

       Balance Sheet.........................................................4

       Statements of Operations..............................................5

       Statements of Cash Flows..............................................6

       Notes to Financial Statements.........................................7

   Item 2:

       Management's Discussion and Analysis of  Unaudited
       Financial Condition and Results of Operations.........................8

Part II. Other Information

   Item 1:

       Legal Proceedings.....................................................9

   Item 6:

       Exhibits and Reports on Form 8-K......................................9


       Signatures...........................................................10

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.

                          PART I. FINANCIAL INFORMATION

                                     ITEM 1.

                            CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                                      BALANCE SHEETS

                                                                     March 31,             December 31,
  ASSETS                                                                1998                  1997
                                                                    (Unaudited)             (Audited)
                                                                    -----------            -----------
Current assets:
  Cash and cash equivalents                                           $ 289,760              $ 107,116
  Accounts receivable and contract costs (net of
    allowance for doubtful accounts of $26,147 at
    March 31, 1998 and December 31, 1997)                               498,373              1,701,726
  Note receivable                                                        87,355                224,667
  Inventories                                                           219,160                193,367
  Prepaid expenses and other                                             53,407                 52,222
                                                                    -----------            -----------
   Total current assets                                               1,148,055              2,279,098

Property, plant and equipment, at cost,
  net of accumulated depreciation and amortization                      546,549                571,861
Other assets                                                            119,600                125,727
Reorganization value in excess of amount
  allocable to identifiable assets, net of
  accumulated amortization                                              977,345                990,950

                                                                    $ 2,791,549            $ 3,967,636
                                                                    ===========            ===========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of senior debt                                   $ 500,000              $ 500,000
  Current maturities of capital lease obligation                         89,791                 86,736
  Notes payable                                                          59,184                933,967
  Accounts payable                                                      175,949                171,220
  Accrued expenses                                                      196,181                195,466
                                                                    -----------            -----------
   Total current liabilities                                          1,021,105              1,887,389


Senior debt, excluding current maturities                             2,000,000              2,000,000
Capitalized lease obligation                                            391,400                414,938

Stockholders' deficit
  Common stock: $1 par value, authorized 25,000,000
    shares; issued and outstanding 1,011,200
    at March 31, 1998 and December 31, 1997                           1,011,200              1,011,200
  Accumulated deficit                                                (1,632,156)            (1,345,891)
                                                                    -----------            -----------
   Total stockholders' deficit                                         (620,956)              (334,691)
                                                                    -----------            -----------
                                                                    $ 2,791,549            $ 3,967,636
                                                                    ===========            ===========
See accompanying notes.

                                           CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                                                 STATEMENTS OF OPERATIONS
                                                        (Unaudited)

                                                                          Three Month              Three Month
                                                                          Period ended             Period ended
                                                                            March 31,                March 31,
                                                                              1998                      1997
                                                                            ---------                ---------
Revenues                                                                    $ 603,486                $ 821,160

Cost of goods sold                                                            538,828                  719,509
                                                                            ---------                ---------
Gross profit                                                                   64,658                  101,651

Selling, general and administrative expenses                                  221,221                  302,167

Amortization of reorganization value in excess
  of amounts allocable to identifiable assets                                  13,605                   14,356
                                                                            ---------                ---------

Operating loss                                                               (170,168)                (214,872)

Other income (expense):
  Investment income                                                             3,185                    2,409
  Interest expense                                                           (120,927)                 (74,735)
  Other                                                                         1,645                      343
                                                                            ---------                ---------
                                                                             (116,097)                 (71,983)
                                                                            ---------                ---------
Loss before income tax benefit                                               (286,265)                (286,855)

Income tax benefit                                                                 -                  (109,005)
                                                                            ---------                ---------
Net loss                                                                   $ (286,265)              $ (177,850)
                                                                           ==========               ==========


Loss per common share:
Basic                                                                          ($0.23)                  ($0.14)

Diluted                                                                        ($0.23)                  ($0.14)


See accompanying notes.

                                           CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                                                 STATEMENTS OF CASH FLOWS
                                                       (Unaudited)




                                                                                    Three Month                Three Month
                                                                                    Period ended               Period ended
                                                                                      March 31,                  March 31,
                                                                                        1998                       1997
                                                                                     ----------                 ----------
Cash flows from operating activities:
  Net loss                                                                           $ (286,265)                $ (177,850)
   Adjustments to reconcile net loss to
    cash flows from operating activities
     Depreciation and amortization                                                       45,044                     42,340
     Deferred income taxes                                                                    -                   (109,005)
     Changes in operating assets and liabilities
      net of non-cash transactions:
       Accounts receivable                                                            1,203,353                   (477,348)
       Notes receivable                                                                 137,312                          -
       Inventories                                                                      (25,793)                    23,967
       Other current assets                                                              (1,185)                    (5,398)
       Accounts payable                                                                   4,729                     93,743
       Other current liabilities                                                            715                    (28,483)
                                                                                     ----------                 ----------
               Net cash generated by (used in) operating activities                   1,077,910                   (638,034)
                                                                                     ----------                 ----------

       Cash flows from investing activities:
           Purchases of property, plant and equipment                                        -                     (36,987)
                                                                                     ----------                 ----------

       Cash flows from financing activities:
           Proceeds from senior debt, net                                                     -                    489,000
           Repayments on notes payable                                                 (874,783)                   (15,891)
           Repayments on capital lease obligations                                      (20,483)                   (17,630)
                                                                                     ----------                 ----------
               Net cash provided by (used in) financing activities                     (895,266)                   455,479
                                                                                     ----------                 ----------

       Net increase (decrease) in cash and cash equivalents                             182,644                   (219,542)

       Cash and cash equivalents at beginning of period                                 107,116                    684,262

       Cash and cash equivalents at end of period                                     $ 289,760                  $ 464,720
                                                                                      =========                  =========


       See accompanying notes.

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS


1. The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made herein are adequate and that the information presented is not misleading. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the periods presented have been made (and any such adjustments are of a normal recurring nature). These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

2. As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted net earnings per share with basic and diluted net earnings per share. Unlike primary net earnings per share, basic net earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net earnings per share is similar to the previous fully diluted net earnings per share. All prior-period loss per share data has been restated to conform to the provisions of SFAS No. 128.

         The following is a reconciliation of the calculation of basic and diluted net loss per share:

           ---------------------------------------------------------------- ------------------------ -------------------------
                                                                                 Three Month Period        Three Month Period
                                                                               Ended March 31, 1998      Ended March 31, 1997
           ---------------------------------------------------------------- ------------------------ -------------------------
           Basic and Diluted:
           Numerator
                Net loss                                                         $         (286,265)        $        (177,850)

           Denominator
                Common shares outstanding                                                 1,011,200                 1,011,200
                Minimum Senior Debt warrant                                                 244,872                   248,621
           ---------------------------------------------------------------- ------------------------ -------------------------
           Weighted average common shares outstanding                                     1,256,072                 1,259,821
           ---------------------------------------------------------------- ------------------------ -------------------------

3. The inventories balance at March 31, 1998 includes raw materials of $205,379 and work in process of $13,781. The inventories balance at December 31, 1997 included raw materials of $179,604 and work in process of $13,763. Inventories used on contracts in progress are included in cost of goods sold to accurately match the cost with the revenue recognized on those contracts by the percentage of completion method of revenue recognition.

4. At March 31, 1998, the Company had NOL carryforwards of approximately $5.25 million for federal income tax purposes. Such NOL carryforwards, if not used as offsets to future taxable income, will expire beginning in 1998 and continuing through 2008. Certain of these NOL carryforwards available for future utilization are limited as the result of a change in ownership of the Company which occurred in 1992. In addition the Company has deferred tax assets which have arisen from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These differences are primarily related to fixed assets and accrued warranty expense.

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                          PART I. FINANCIAL INFORMATION



ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF UNAUDITED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Consumat Environmental Systems, Inc., formerly known as Consumat Systems, Inc. (the "Company"), completed its Chapter 11 bankruptcy proceeding during the first quarter of 1996. The Effective Date of the Bankruptcy Plan was March 12, 1996. As was discussed in the Company's Annual Report on Form 10-KSB, the Company accounted for its reorganization using fresh start reporting. This reporting allowed the Company to eliminate the retained deficit of the Company as of the Effective Date and to restate the balance sheet at that time. The effects of the consummation of the Plan and the fresh start reporting allowed the Company to emerge from its bankruptcy proceeding with a working capital surplus of approximately $1,074,000 and a net capital surplus of $1,010,000. At March 31, 1998, the Company had a working capital surplus of $126,950 and a net capital deficit of $620,956.


                    1st QUARTER 1998 - RESULTS OF OPERATIONS

         The Company lost $286,265 on revenues of $603,486 in the three month period ended March 31, 1998. In the first quarter of 1997 the Company lost $177,850 on revenues of $821,160. The loss for the first quarter of 1997 is shown net of the income tax benefit of $109,005. This income tax benefit had been recorded based on the Company's expectation of income to be generated during the balance of the year ended December 31, 1997.


                              LIQUIDITY AND CAPITAL

                  Backlog  was  $1,104,039  and  $227,422  at March 31, 1998 and
December 31, 1997, respectively. Also, on April 24, 1998, the Company received an additional order for $1,500,000.
         The Company devotes substantially all of its manufacturing capacity to a large contract when the equipment for that contract is being built. In addition, since the Company is presently unable to obtain bonding on large projects, the Company has and will need to continue to arrange surety bonds and financial guarantees through entities having an interest in those projects. Historically, a significant portion of the Company's revenues have been comprised of a relatively small number of large sales, generally not to the same customer, resulting from the manufacture of large waste disposal and pollution control systems.
         The financial crises which occurred in Asia during 1997 are a significant concern to the Company as it is a region that the Company has targeted for future growth. The Company believes that the current economic crises will slow business in Asia in 1998, but that sales in this region will increase in future years and remain strong in the long-term. The Company believes that the recent regulations promulgated by the U.S. Environmental Protection Agency (USEPA) will increase customer demand in certain domestic markets. Because of the downturn in Asian markets and new USEPA regulations, the Company has concentrated its current marketing efforts on selected domestic markets. Management anticipates that 1998 revenues will be derived almost exclusively from North American contracts.
         Management believes that revenues from current year operations will provide sufficient cash flows to meet its cash requirements during 1998.

                          RESULTS OF OPERATIONS 3/31/9
                              COMPARED WITH 3/31/97


         Revenues Revenues decreased $218,000 or 26.5% from $821,000 for the first quarter of 1997 to $603,000 for the first quarter of 1998. The decrease in revenues for the first quarter of 1998 is primarily the result of the lack of adequate marketing during the bankruptcy period as well as the economic crises in much of Asia during the second half of 1997. Subsequent to the Effective Date of the Plan, significant expenditures were made in the Company's Sales and Marketing area. Due to the long sales cycle in this industry, these expenses have yet to generate significant new sales.

         Cost of Goods Sold Costs of Goods Sold decreased by $181,000 or 25.1% from $720,000 for the first quarter of 1997 to $539,000 for the first quarter of 1998. The gross margin of $102,000 for the first quarter of 1997 compares to a gross margin of $65,000 for the first quarter of 1998. The gross margin rate decreased from 12.4% for the first quarter of 1997 to 10.7% for the first quarter of 1998. The decrease in gross margin rate is primarily the result of the decreased revenue volume and the significant amount of fixed overhead costs related to the Company's manufacturing operation.

         Selling, General and Administrative Expenses Selling, general and administrative expenses decreased by $81,000 or 26.8% from $302,000 for the first quarter of 1997 to $221,000 for the first quarter of 1998. The majority of the decrease, approximately $50,000, is related to a decrease in sales and marketing expenses, including professional fees and travel. In addition, general and administrative expenses decreased by approximately $31,000 primarily the result of reductions in legal and printing costs. These costs were incurred during the first quarter of 1997 as a result of the Company's name change.

         Interest Expense Interest expense increased by $46,000 or 61.8% from $75,000 for the first quarter of 1997 to $121,000 for the first quarter of 1998. The increase for the first quarter of 1998 is the net result of an increase related to additional senior debt incurred during 1997 and offset by a decrease in the interest on the Company's capital lease and other long-term debt.


                                GENERAL COMMENTS

         Other items stated in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 are incorporated by reference.



                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         A description of legal proceedings for the quarter ended March 31, 1998 was previously reported in the Company's report on Form 10-KSB for the year ended December 31, 1997.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
             None.
         (b)   Reports on Form 8-K
         (c)      None

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


                                             CONSUMAT ENVIRONMENTAL
                                             SYSTEMS, INC.
                                             Registrant



Date:  May 12, 1998                          /s/ Robert L. Massey
                                             ---------------------------------
                                                      Robert L. Massey
                                                      Chief Executive Officer


Date:  May 12, 1998                          /s/ Mark E. Hills
                                             ---------------------------------
                                                      Mark E. Hills
                                                      Chief Financial Officer