Form 10QSB
period 1998-06-30
CONSUMAT SYSTEMS INC
filed 1998-08-07
CIK 312950

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)*
[ X] Quarterly  report  pursuant to section 13 or 15(d) of the  Securities
     Exchange Act of 1934 for the  quarterly  period ended June 30, 1998 or

[  ] Transition  report  pursuant to section 13 or 15(d) of the  Securities
     Exchange Act of 1934 for the  transition  period from ________ to ________


Commission File No 0-9253



                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           Virginia                                              54-0720128
           --------                                              ----------
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

                                    YES X  NO
                                       ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Class                                             Number of Shares
-----------------------------                            ---------------------
Common Stock, par value $1.00                                  1,012,800

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.



                                      INDEX



                                                                        Page No.
                                                                        --------

Part I. Financial Information:

   Item 1:

           Balance Sheets..................................................4

           Statements of Operations.5

           Statements of Cash Flows........................................6

           Notes to Financial Statements...................................7

   Item 2:

           Management's Discussion and Analysis of  Unaudited
           Financial Condition and Results of Operations...................9

Part II. Other Information

   Item 1:

         Legal Proceedings.................................................11

   Item 4:

         Submission of Matters to a Vote of Security Holders...............11

   Item 6:

         Exhibits and Reports on Form 8-K..................................11


         Signatures........................................................12

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.

                          PART I. FINANCIAL INFORMATION

                                     ITEM 1.

                                       CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                                                  BALANCE SHEETS

                                                                                    June 30,             December 31,
  ASSETS                                                                              1998                   1997
                                                                                      ----                   ----
                                                                                  (Unaudited)             (Audited)
Current assets:
  Cash and cash equivalents                                                      $   135,281            $   107,116
  Accounts receivable and contract costs (net of
    allowance for doubtful accounts of $26,147 at
    June 30, 1998 and December 31, 1997)                                             460,140              1,701,726
  Note receivable                                                                          -                224,667
  Inventories                                                                        287,755                193,367
  Prepaid expenses and other                                                          54,129                 52,222
                                                                                 -----------            -----------
   Total current assets                                                              937,305              2,279,098

Property, plant and equipment, at cost,
  net of accumulated depreciation and amortization                                   524,803                571,861
Other assets                                                                         113,473                125,727
Reorganization value in excess of amount
  allocable to identifiable assets, net of
  accumulated amortization                                                           963,740                990,950
                                                                                 -----------            -----------
                                                                                 $ 2,539,321            $ 3,967,636
                                                                                 ===========            ===========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of senior debt                                              $   250,000            $   500,000
  Current maturities of capital lease obligation                                      92,978                 86,736
  Notes payable                                                                       40,741                933,967
  Accounts payable                                                                   215,642                171,220
  Accrued expenses                                                                   172,867                195,466
                                                                                 -----------            -----------
   Total current liabilities                                                         772,228              1,887,389


Senior debt, excluding current maturities                                          2,000,000              2,000,000
Capitalized lease obligation                                                         367,290                414,938

Stockholders' deficit
  Common stock: $1 par value, authorized 25,000,000
    shares; issued and outstanding 1,012,800 and 1,011,200
    at June 30, 1998 and December 31, 1997, respectively                           1,012,800              1,011,200
  Accumulated deficit                                                             (1,612,997)            (1,345,891)
                                                                                 -----------            -----------
   Total stockholders' deficit                                                      (600,197)              (334,691)
                                                                                 -----------            -----------
                                                                                 $ 2,539,321            $ 3,967,636
                                                                                 ===========            ===========
See accompanying notes.

                                                 CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                                                       STATEMENTS OF OPERATIONS
                                                              (Unaudited)





                                                      Three Month Period Ended                   Six Month Period Ended
                                                              June 30,                                  June 30,
                                                        1998                1997                  1998               1997
                                                        ----                ----                  ----               ----

Revenues                                            $ 1,101,829          $  585,702           $ 1,705,315        $ 1,406,862

Cost of goods sold                                      724,091             607,546             1,262,919          1,327,055
                                                    -----------          ----------           -----------        -----------

Gross profit                                            377,738             (21,844)              442,396             79,807

Selling, general and administrative expenses            246,283             354,891               467,504            657,058

Amortization of reorganization value in excess
  of amounts allocable to identifiable assets            13,606              14,355                27,211             28,711
                                                    -----------          ----------           -----------        -----------

Operating income (loss)                                 117,849            (391,090)              (52,319)          (605,962)

Other income (expense):
  Investment income                                       6,980               3,144                10,165              5,552
  Interest expense                                     (105,363)            (94,596)             (226,290)          (166,331)
  Other                                                    (309)              1,055                 1,336              1,399
                                                    -----------          ----------           -----------        -----------
                                                        (98,692)            (90,397)             (214,789)          (159,380)
                                                    -----------          ----------           -----------        -----------

Income (loss) before income tax benefit                  19,157            (481,487)             (267,108)          (765,342)

Income tax benefit                                           -             (181,825)                   -            (290,830)
                                                    -----------          ----------           -----------        -----------

Net income (loss)                                   $    19,157          $ (299,662)          $  (267,108)       $  (474,512)
                                                    ===========          ==========           ===========        ===========


Income (loss) per common share:
Basic                                                     $0.02              ($0.24)               ($0.21)            ($0.38)

Diluted                                                   $0.01              ($0.24)               ($0.21)            ($0.38)


See accompanying notes.

                                           CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                                                 STATEMENTS OF CASH FLOWS
                                                       (Unaudited)




                                                                                    Six Month                  Six Month
                                                                                   Period ended               Period ended
                                                                                      June 30,                   June 30,
                                                                                        1998                       1997
                                                                                        ----                       ----

Cash flows from operating activities:
  Net loss                                                                          $  (267,108)               $  (474,512)
   Adjustments to reconcile net loss to
    cash flows from operating activities
     Depreciation and amortization                                                       90,091                     85,848
     Deferred income taxes                                                                    -                   (290,830)
     Non cash compensation expenses                                                       1,600                      1,200
     Changes in operating assets and liabilities
      net of non-cash transactions:
       Accounts receivable                                                            1,241,586                   (651,401)
       Notes receivable                                                                 224,667                          -
       Inventories                                                                      (94,388)                    18,013
       Other current assets                                                              (1,907)                      (829)
       Accounts payable                                                                  44,422                    220,243
       Other current liabilities                                                        (22,599)                   (20,303)
                                                                                    -----------                -----------
               Net cash generated by (used in) operating activities                   1,216,364                 (1,112,571)
                                                                                    -----------                -----------

       Cash flows from investing activities:
           Purchases of property, plant and equipment                                    (3,567)                   (40,448)
                                                                                    -----------                -----------

       Cash flows from financing activities:
           Proceeds from senior debt, net                                                     -                    489,000
           Repayments on senior debt                                                   (250,000)                         -
           Repayments on notes payable                                                 (893,226)                   (17,580)
           Repayments on capital lease obligations                                      (41,406)                   (35,690)
                                                                                    -----------                -----------
               Net cash provided by (used in) financing activities                   (1,184,632)                   435,730
                                                                                    -----------                -----------

       Net increase (decrease) in cash and cash equivalents                              28,165                   (717,289)

       Cash and cash equivalents at beginning of period                                 107,116                    776,762
                                                                                    -----------                -----------

       Cash and cash equivalents at end of period                                   $   135,281                $    59,473
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

         The following are reconciliations of the calculations of basic and diluted net income (loss) per share:
           ---------------------------------------------------------------- ----------------------- -----------------------
                                                                                Three Month Period      Three Month Period
                                                                               Ended June 30, 1998     Ended June 30, 1997
           ---------------------------------------------------------------- ----------------------- -----------------------
           Basic and Diluted:
           Numerator
                Net income (loss)                                               $           19,157      $         (299,662)


           Denominator
                Common shares outstanding                                                1,012,695               1,011,200
                Minimum Senior Debt warrant                                                244,000                 248,857
           ---------------------------------------------------------------- ----------------------- -----------------------
           Weighted average common shares outstanding-Basic                              1,256,695               1,260,057
                Contingent Senior Debt warrant                                             219,600                       0
           ---------------------------------------------------------------- ----------------------- -----------------------
           Weighted average common shares outstanding-Diluted                            1,476,295               1,260,057
           ---------------------------------------------------------------- ----------------------- -----------------------

           ---------------------------------------------------------------- ----------------------- -----------------------
                                                                                  Six Month Period        Six Month Period
                                                                               Ended June 30, 1998     Ended June 30, 1997
           ---------------------------------------------------------------- ----------------------- -----------------------
           Basic and Diluted:
           Numerator
                Net income (loss)                                               $         (267,108)      $        (474,512)


           Denominator
                Common shares outstanding                                                1,011,951               1,011,200
                Minimum Senior Debt warrant                                                244,576                 248,681
           ---------------------------------------------------------------- ----------------------- -----------------------
           Weighted average common shares outstanding                                    1,256,527               1,259,881
           ---------------------------------------------------------------- ----------------------- -----------------------

3. The inventories balance at June 30, 1998 includes raw materials of $281,017 and work in process of $6,738. The inventories balance at December 31, 1997 included raw materials of $179,604 and work in process of $13,763. Inventories used on contracts in progress are included in cost of goods sold to accurately match the cost with the revenue recognized on those contracts by the percentage of completion method of revenue recognition.


4. On June 17, 1998, the Company repaid Senior Debt in the amount of $250,000. This was a portion of the $500,000 note which was due in July 1998. At that same time, the lender granted the Company an extension on the due date of the balance of this note until August 16, 1998. The ability to exercise the warrants associated with this debt was likewise extended until that date.


5. At June 30, 1998, the Company had NOL carryforwards of approximately $5.25 million for federal income tax purposes. Such NOL carryforwards, if not used as offsets to future taxable income, will expire beginning in 1998 and continuing through 2008. Certain of these NOL carryforwards available for future utilization are limited as the result of a change in ownership of the Company which occurred in 1992. In addition the Company has deferred tax assets which have arisen from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These differences are primarily related to fixed assets and accrued warranty expense.

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                          PART I. FINANCIAL INFORMATION



ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF UNAUDITED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Consumat Environmental Systems, Inc., formerly known as Consumat Systems, Inc. (the "Company"), completed its Chapter 11 bankruptcy proceeding during the first quarter of 1996. The Effective Date of the Bankruptcy Plan was March 12, 1996. As was discussed in the Company's Annual Report on Form 10-KSB, the Company accounted for its reorganization using fresh start reporting. This reporting allowed the Company to eliminate the retained deficit of the Company as of the Effective Date and to restate the balance sheet at that time. The effects of the consummation of the Plan and the fresh start reporting allowed the Company to emerge from its bankruptcy proceeding with a working capital surplus of approximately $1,074,000 and a net capital surplus of $1,010,000. At June 30, 1998, the Company had a working capital surplus of $165,077 and a net capital deficit of $600,197.


                    2nd QUARTER 1998 - RESULTS OF OPERATIONS

         The Company earned $19,157 on revenues of $1,101,829 in the three month period ended June 30, 1998. In the second quarter of 1997 the Company lost $299,662 on revenues of $585,702. The loss for the second quarter of 1997 is shown net of the income tax benefit of $181,825. This income tax benefit had been recorded based on the Company's expectation of income to be generated during the balance of the year ended December 31, 1997.


                              LIQUIDITY AND CAPITAL

         Backlog was $1,706,417 and $227,422 at June 30, 1998 and December 31, 1997, respectively.

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

                          RESULTS OF OPERATIONS 6/30/98
                              COMPARED WITH 6/30/97


         Revenues Revenues increased $298,000 or 21.2% from $1,407,000 for the first half of 1997 to $1,705,000 for the first half of 1998. The increase in revenues for the first half of 1998 is primarily the result of two large contracts in the United States. Both of the contracts are for additions to, or refurbishments of older plants originally built by the Company. The economic crises in much of Asia during the second half of 1997 is continuing to retard new international sales. The Company is continuing to make additional expenditures in its Sales and Marketing efforts, although on a more selective basis. Due to the long sales cycle in this industry, these expenses have yet to generate significant new sales.

         Cost of Goods Sold Costs of Goods Sold decreased by $64,000 or 4.8% from $1,327,000 for the first half of 1997 to $1,263,000 for the first half of 1998. The gross margin of $80,000 for the first half of 1997 compares to a gross margin of $442,000 for the first half of 1998. The gross margin rate increased from 5.6% for the first half of 1997 to 25.9% for the first half of 1998. The increase in gross margin rate is primarily the result of the increased revenue volume and the much improved utilization of the fixed overhead costs related to the Company's manufacturing operation.

         Selling, General and Administrative Expenses Selling, general and administrative expenses decreased by $189,000 or 28.8% from $657,000 for the first half of 1997 to $468,000 for the first half of 1998. The majority of the decrease, approximately $108,000, is related to a decrease in sales and marketing expenses, including professional fees and travel. In addition, general and administrative expenses decreased by approximately $81,000 primarily the result of reductions in legal and printing costs, incurred in 1997, related to the Company's name change, as well as reductions in telephone costs and other professional fees.

         Interest Expense Interest expense increased by $60,000 or 36.0% from $166,000 for the first half of 1997 to $226,000 for the first half of 1998. The increase for the first half of 1998 is the net result of an increase related to additional senior debt incurred during 1997 and offset by a decrease in the interest on the Company's capital lease and other long-term debt.


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

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         A description of legal proceedings for the quarter ended June 30, 1998 was previously reported in the Company's report on Form 10-KSB for the year ended December 31, 1997.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on June 4, 1998 for the purpose of electing a board of directors and ratifying the selection of auditors. Proxies for the meeting were solicited pursuant to
Section 14(a) of the Securities Exchange Act of 1934.

         All of management's nominees for directors listed in the proxy statement were elected.

         The selection of KPMG, Peat Marwick LLP as independent auditors was ratified by the following vote:

              Voted                     Voted                       Shares
                For                     Against                   Abstaining

              758,799                    2,012                       608




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


                                        CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                                        Registrant



Date:  August 7, 1998                    /s/ Robert L. Massey
                                        --------------------------------------
                                           Robert L. Massey
                                           Chief Executive Officer


Date:  August 7, 1998                    /s/ Mark E. Hills
                                        --------------------------------------
                                           Mark E. Hills
                                           Chief Financial Officer