Form 10QSB
period 1998-09-30
CONSUMAT SYSTEMS INC
filed 1998-11-12
CIK 312950

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

(Mark One)*

[ X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998 or

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

                                    YES X   NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Class                                            Number of Shares
-----------------------------------                    ------------------------
Common Stock, par value $1.00                                  1,012,800

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.



                                      INDEX



                                                                                                               Page No.
                                                                                                               --------
Part I. Financial Information:
   Item 1:

           Balance Sheets..........................................................................................4

           Statements of Operations................................................................................5

           Statements of Cash Flows................................................................................6

           Notes to Financial Statements...........................................................................7

   Item 2:

           Management's Discussion and Analysis of  Unaudited
           Financial Condition and Results of Operations...........................................................9

Part II. Other Information

   Item 1:

         Legal Proceedings.........................................................................................11


   Item 6:

         Exhibits and Reports on Form 8-K..........................................................................11


         Signatures................................................................................................12

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.

                          PART I. FINANCIAL INFORMATION

                                     ITEM 1.

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                                 BALANCE SHEETS


                                                                                                  September 30,  December 31,
  ASSETS                                                                                              1998           1997
                                                                                                   (Unaudited)     (Audited)
Current assets:
  Cash and cash equivalents                                                                      $    57,739    $   107,116
  Accounts receivable and contract costs (net of
    allowance for doubtful accounts of $26,147 at
    September 30, 1998 and December 31, 1997)                                                        536,102      1,701,726
  Note receivable                                                                                         --        224,667
  Inventories                                                                                        196,155        193,367
  Prepaid expenses and other                                                                          90,637         52,222
                                                                                                 -----------    -----------

   Total current assets                                                                              880,633      2,279,098

Property, plant and equipment, at cost,
  net of accumulated depreciation and amortization                                                   499,491        571,861
Other assets                                                                                         107,346        125,727
Reorganization value in excess of amount
  allocable to identifiable assets, net of
  accumulated amortization                                                                           950,134        990,950
                                                                                                 -----------    -----------


                                                                                                 $ 2,437,604    $ 3,967,636
                                                                                                 ===========    ===========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of senior debt                                                              $   250,000    $   500,000
  Current maturities of capital lease obligation                                                      96,323         86,736
  Notes payable                                                                                       21,840        933,967
  Accounts payable                                                                                   123,525        171,220
  Accrued expenses                                                                                   182,641        195,466
                                                                                                 -----------    -----------

   Total current liabilities                                                                         674,329      1,887,389


Senior debt, excluding current maturities                                                          2,000,000      2,000,000
Capitalized lease obligation                                                                         341,526        414,938

Stockholders' deficit
  Common stock: $1 par value, authorized 25,000,000
    shares; issued and outstanding 1,012,800 and 1,011,200
    at September 30, 1998 and December 31, 1997, respectively                                      1,012,800      1,011,200
  Accumulated deficit                                                                             (1,591,051)    (1,345,891)
                                                                                                 -----------    -----------

   Total stockholders' deficit                                                                      (578,251)      (334,691)
                                                                                                 -----------    -----------


                                                                                                 $ 2,437,604    $ 3,967,636
                                                                                                 ===========    ===========

See accompanying notes.

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                Three Month Period Ended       Nine Month Period Ended
                                                                     September 30,                  September 30,
                                                                   1998           1997           1998           1997
                                                               -----------    -----------    -----------    -----------
Revenues                                                       $ 1,049,977    $   752,370    $ 2,755,292    $ 2,159,232

Cost of goods sold                                                 698,751        585,594      1,961,670      1,912,649
                                                               -----------    -----------    -----------    -----------
Gross profit                                                       351,226        166,776        793,622        246,583

Selling, general and administrative expenses                       218,789        263,921        686,293        920,980

Amortization of reorganization value in excess
  of amounts allocable to identifiable assets                       13,605         14,355         40,816         43,065
                                                               -----------    -----------    -----------    -----------

Operating income (loss)                                            118,832       (111,500)        66,513       (717,462)

Other income (expense):
  Investment income                                                     12            362         10,177          5,915
  Interest expense                                                 (96,896)      (104,824)      (323,186)      (271,156)
  Other                                                                 --            268          1,336          1,667
                                                               -----------    -----------    -----------    -----------
                                                                   (96,884)      (104,194)      (311,673)      (263,574)
                                                               -----------    -----------    -----------    -----------

Income (loss) before income tax benefit                             21,948       (215,694)      (245,160)      (981,036)

Income tax expense (benefit)                                            --        187,207             --       (103,623)
                                                               -----------    -----------    -----------    -----------


Net income (loss)                                              $    21,948    $  (402,901)   $  (245,160)   $  (877,413)
                                                               ===========    ===========    ===========    ===========



Income (loss) per common share:
Basic                                                          $      0.02    ($     0.32)   ($     0.20)   ($     0.70)

Diluted                                                        $      0.01    ($     0.32)   ($     0.20)   ($     0.70)


See accompanying notes.

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                                  Nine Month     Nine Month
                                                                                                 Period ended   Period ended
                                                                                                  September 30, September 30,
                                                                                                     1998           1997
                                                                                                 -----------    -----------
Cash flows from operating activities:
  Net loss                                                                                       $  (245,160)   $  (877,413)
   Adjustments to reconcile net loss to
    cash flows from operating activities
     Depreciation and amortization                                                                   135,136        129,343
     Deferred income taxes                                                                                --       (103,623)
     Non cash compensation expenses                                                                    1,600          1,200
     Changes in operating assets and liabilities
      net of non-cash transactions:
       Short-term investments                                                                             --         45,915
       Accounts receivable                                                                         1,165,624     (1,133,585)
       Notes receivable                                                                              224,667             --
       Inventories                                                                                    (2,788)        29,244
       Other current assets                                                                          (38,415)       (70,010)
       Accounts payable                                                                              (47,695)       216,519
       Other current liabilities                                                                     (12,827)       (55,676)
                                                                                                 -----------    -----------

               Net cash generated by (used in) operating activities                                1,180,142     (1,818,086)
                                                                                                 -----------    -----------

       Cash flows from investing activities:
           Purchases of property, plant and equipment                                                 (3,567)       (40,448)
                                                                                                 -----------    -----------

       Cash flows from financing activities:
           Proceeds from senior debt, net                                                                 --      1,289,402
           Repayments on senior debt                                                                (250,000)            --
           Repayments on notes payable                                                              (912,127)       (31,701)
           Repayments on capital lease obligations                                                   (63,825)       (55,148)
                                                                                                 -----------    -----------
               Net cash provided by (used in) financing activities                                (1,225,952)     1,202,553
                                                                                                 -----------    -----------

       Net increase (decrease) in cash and cash equivalents                                          (49,377)      (655,981)

       Cash and cash equivalents at beginning of period                                              107,116        776,762
                                                                                                 -----------    -----------


       Cash and cash equivalents at end of period                                                $    57,739    $   120,781
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

         The following are reconciliations of the calculations of basic and diluted net income (loss) per share:


                                                                                      Three Month Period     Three Month Period
                                                                                      Ended September 30,    Ended September 30,
                                                                                             1998                  1997
                                                                                      -------------------    -------------------

Basic and Diluted:
Numerator
     Net income (loss)                                                                      $    21,948       $  (402,901)

Denominator
     Common shares outstanding                                                                1,012,800         1,011,200
     Minimum Senior Debt warrant                                                                242,000           248,728
                                                                                          -------------       -----------

Weighted average common shares outstanding-Basic                                              1,254,800         1,259,928
     Contingent Senior Debt warrant                                                             217,800                 0
                                                                                          -------------       -----------

Weighted average common shares outstanding-Diluted                                            1,472,600         1,259,928
                                                                                          =============       ===========

                                                                                       Nine Month Period      Nine Month Period
                                                                                       Ended September 30,    Ended September 30,
                                                                                               1998                  1997
                                                                                       ------------------     ------------------
Basic and Diluted:
Numerator
     Net income (loss)                                                                      $  (245,160)      $  (877,413)

Denominator
     Common shares outstanding                                                                1,012,237         1,011,200
     Minimum Senior Debt warrant                                                                243,809           248,704
                                                                                          -------------       -----------

Weighted average common shares outstanding                                                    1,256,046         1,259,904
                                                                                          =============       ===========

3. The inventories balance at September 30, 1998 includes raw materials of $187,946 and work in process of $8,209. The inventories balance at December 31, 1997 included raw materials of $179,604 and work in process of $13,763. Inventories used on contracts in progress are included in cost of goods sold to accurately match the cost with the revenue recognized on those contracts by the percentage of completion method of revenue recognition.


4. On June 17, 1998, the Company repaid Senior Debt in the amount of $250,000. This was a portion of the $500,000 note which was due in July 1998. At that same time, the lender granted the Company an extension on the due date of the balance of this note until August 16, 1998. The ability to exercise the warrants associated with this debt was likewise extended until that date. On August 16,1998, the lender granted the Company an additional extension of the $250,000 balance until November 15, 1998. At the same time, the Company amended the stock purchase warrant previously granted to the lender. The amendment reduced the number of shares available from 66,379 to 33,190 while also reducing the exercise price from $2.25 to the then current market price of $0.375.


5. At September 30, 1998, the Company had NOL carryforwards of approximately $5.25 million for federal income tax purposes. Such NOL carryforwards, if not used as offsets to future taxable income, will expire beginning in 1998 and continuing through 2008. Certain of these NOL carryforwards available for future utilization are limited as the result of a change in ownership of the Company which occurred in 1992. In addition the Company has deferred tax assets which have arisen from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These differences are primarily related to fixed assets and accrued warranty expense.

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                         PART I. FINANCIAL INFORMATION

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF UNAUDITED
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Consumat Environmental Systems, Inc., formerly known as Consumat Systems, Inc. (the "Company"), completed its Chapter 11 bankruptcy proceeding during the first quarter of 1996. The Effective Date of the Bankruptcy Plan was March 12, 1996. As was discussed in the Company's Annual Report on Form 10-KSB, the Company accounted for its reorganization using fresh start reporting. This reporting allowed the Company to eliminate the retained deficit of the Company as of the Effective Date and to restate the balance sheet at that time. The effects of the consummation of the Plan and the fresh start reporting allowed the Company to emerge from its bankruptcy proceeding with a working capital surplus of approximately $1,074,000 and a net capital surplus of $1,010,000. At September 30, 1998, the Company had a working capital surplus of $206,304 and a net capital deficit of $578,251.


                    3rd QUARTER 1998 - RESULTS OF OPERATIONS

         The Company earned $21,948 on revenues of $1,049,977 in the three month period ended September 30, 1998. In the third quarter of 1997 the Company lost $402,901 on revenues of $752,370. The loss for the third quarter of 1997 included income tax expense of $187,207. This income tax expense resulted from a decrease in the deferred income tax account balance at September 30, 1997 to more accurately reflect the expected utilization of the asset.


                              LIQUIDITY AND CAPITAL

         Backlog was $978,492 and $227,422 at September 30, 1998 and December 31, 1997, respectively.

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

                          RESULTS OF OPERATIONS 9/30/98
                              COMPARED WITH 9/30/97


         Revenues Revenues increased by $596,000 or 27.6% from $2,159,000 for the first nine months of 1997 to $2,755,000 for the first nine months of 1998. The increase in revenues for the first nine months of 1998 is primarily the result of two large contracts in the United States. Both of the contracts are for additions to, or refurbishments of older plants originally built by the Company. The economic crises in much of Asia during the second half of 1997 is continuing to retard new international sales. The Company is continuing to make additional expenditures in its Sales and Marketing efforts, although on a more selective basis. Due to the long sales cycle in this industry, these expenses have yet to generate significant new sales.

         Cost of Goods Sold Costs of Goods Sold increased by $49,000 or 2.6% from $1,913,000 for the first nine months of 1997 to $1,962,000 for the first nine months of 1998. The gross margin of $247,000 for the first nine months of 1997 compares to a gross margin of $794,000 for the first nine months of 1998. The gross margin rate increased from 11.4% for the first nine months of 1997 to 28.8% for the first nine months of 1998. The increase in gross margin rate is primarily the result of the increased revenue volume and the much improved utilization of the fixed overhead costs related to the Company's manufacturing operation.

         Selling, General and Administrative Expenses Selling, general and administrative expenses decreased by $235,000 or 25.5% from $921,000 for the first nine months of 1997 to $686,000 for the first nine months of 1998. The majority of the decrease, approximately $145,000, is related to a decrease in sales and marketing expenses, including salaries, professional fees and travel. In addition, general and administrative expenses decreased by approximately $90,000 primarily the result of reductions in legal and printing costs, incurred in 1997, related to the Company's name change, as well as reductions in telephone costs and other professional fees.

         Interest Expense Interest expense increased by $52,000 or 19.2% from $271,000 for the first nine months of 1997 to $323,000 for the first nine months of 1998. The increase for the first nine months of 1998 is the net result of an increase related to additional senior debt incurred during 1997 and offset by a decrease in the interest on the Company's capital lease and other long-term debt.


                             READINESS FOR YEAR 2000

         The Company has taken actions to understand the nature and extent of work required to make its systems, products, services, and infrastructure Year 2000 compliant.

         The Company has initiated a comprehensive program to test all hardware and software systems to determine their Year 2000 compliance. To date, the Company has tested all significant hardware components in its internal computer network. Approximately 70% of its overall systems were determined to be compliant at this time. Of the systems which were deemed critical to the accounting, reporting, manufacturing and telecommunications operations, virtually 100% of these systems were deemed compliant. All components which were noted to be non-compliant were being used in non-critical operations. The Company has analyzed the non-compliant systems and determined that these systems can be upgraded or replaced. The total cost to bring these systems into compliance is approximately $15,000 to $20,000. This should be completed by early 1999.

          In addition the Company has reviewed its current software packages to determine their Year 2000 compliance. All software used by the Company has been purchased from major software vendors, such as Microsoft and Great Plains, and has been purchased or upgraded in the last two years. The Company does not use any custom written software at this time. The Company has received certification from each vendor who has supplied critical software to the Company certifying its Year 2000 compliance. This includes the accounting, engineering and office administration systems.

In addition to this internal testing and certification, the Company has contracted with an outside company to independently test all of the Company's critical systems to verify that all hardware and software is Year 2000 compliant. This testing should be completed by early 1999.

         As part of its comprehensive program, the Company has contacted all third party vendors who supply critical components or services to the Company to determine there Year 2000 readiness. As of this time, all have certified to the Company that there products are compliant. Also, the Company has reviewed and is continuing to review its own products to determine whether there are any date critical components embedded in these products. At this time, it is believed that there are no components embedded in the Company's products which will fail cause the products to fail to function in the Year 2000.
         Based on the results of the Year 2000 compliance tests performed as of this time, the Company does not believe that a contingency plan will be necessary and has not prepared one.




                                GENERAL COMMENTS

         Other items stated in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 are incorporated by reference.



                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         A description of legal proceedings for the quarter ended September 30, 1998 was previously reported in the Company's report on Form 10-KSB for the year ended December 31, 1997.




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


                                                    CONSUMAT ENVIRONMENTAL
                                                    SYSTEMS, INC.
                                                    Registrant



Date:  November 11, 1998                          _____________________________
                                                    Robert L. Massey
                                                    Chief Executive Officer


Date:  November 11, 1998                          _____________________________
                                                    Mark E. Hills
                                                    Chief Financial Officer