Form 10KSB
period 1998-12-31
CONSUMAT SYSTEMS INC
filed 1999-03-31
CIK 312950

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 1998

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from __________ to __________

Commission file number 0-9253

                          ____________________________

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                 (Name of small business issuer in its charter)

        VIRGINIA                                          54-0720128
        --------                                          ----------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                      Identification Number)

POST OFFICE BOX 9379, RICHMOND, VIRGINIA                     23227
----------------------------------------                  ----------
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

                             YES   X               NO

        Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The issuer had revenues in the amount of $3,183,162 for fiscal year ended December 31, 1998.

        The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $127,774 as of March 30, 1999 (based on the average closing bid and asked prices). At March 30, 1999, the registrant had an aggregate of 1,014,400 shares of its common stock issued and outstanding.

        Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                             YES   X               NO ____

                       DOCUMENTS INCORPORATED BY REFERENCE

Information contained in Items 9, 10, 11 and 12 of this Form 10-KSB has been incorporated by reference from the issuer's definitive proxy statement relating to its 1999 annual shareholders meeting to be held on June 3, 1999.

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.

        Corporate Offices                               Mailing Address

        8407 Erle Road                                  Post Office Box 9379
        Mechanicsville, Virginia 23116                  Richmond, Virginia 23227
        (804) 746-4120

                                TABLE OF CONTENTS
Item                                                                       Page


1.      DESCRIPTION OF BUSINESS............................................... 4

2.      DESCRIPTION OF PROPERTY............................................... 9

3.      LEGAL PROCEEDINGS..................................................... 9

4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................... 9

5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............. 9

6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.............................................10

7.      FINANCIAL STATEMENTS..................................................13

8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE..............................................13

9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS..........13

10.     EXECUTIVE COMPENSATION................................................13

11.     SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND
        MANAGEMENT............................................................13

12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................13

13.     EXHIBITS AND REPORTS ON FORM 8-K......................................14

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

INTRODUCTORY NOTE

     The description of the Company's business in this Item 1 is qualified in its entirety by the fact that the Company may or may not be able to continue as a going concern. See Item 6: Liquidity and Capital.


BUSINESS OF ISSUER

        GENERAL

        The business of Consumat Environmental Systems, Inc. (the "Company") is the design and manufacture of incineration and pollution control equipment. The Company was incorporated in Virginia in 1960. The original name of the Company was Electrol Corporation. The Company name was changed to Waste Combustion Corporation in 1965 and to Consumat Systems, Inc. in 1973. On March 12, 1996, and in connection with its reorganization pursuant to Chapter 11 of the United States Bankruptcy Code, the Company changed its name to Reorganized Consumat Systems, Inc. On December 12, 1996, the name of the Company changed to Consumat Environmental Systems, Inc.

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

        The Company believes that a significant portion of its future revenues will come from international markets. Since mid 1996, a major portion of its renewed marketing effort has been directed to the international market. The Company has targeted several areas, including the Pacific Rim, Thailand, India, Egypt and Pakistan, to direct its international marketing resources. Direct sales to international customers are usually made only after the receipt of an irrevocable letter of credit.

        The financial crises in the Pacific Rim during the second half of 1997 are a significant concern to the Company. This region is one of the areas that the Company has targeted for future growth. The Company believes that the current economic crisis will slow business in that part of the world significantly through at least the latter part 1999 but that sales in that region will increase in 2000 and remain strong in the long-term future.

        Because of the downturn in the Pacific Rim market and the promulgation of certain regulations by the U.S. Environmental Protection Agency, the Company concentrated its efforts in late 1997 and 1998 on selected domestic markets. As discussed below the Company has received two new orders in 1999, both of which are domestic projects and have received a letter of intent on an incineration project in Pakistan.

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

        COMPETITION

        The Company conducts its business under competitive conditions. There are a number of organizations that offer equipment to produce energy from solid waste. The Company chooses to compete in the small systems markets. In this market in the U.S., the Company compares with three or four companies of similar size which have similar product lines. Internationally, the Company is encountering additional competition from foreign companies. The Company believes that the principal bases for competition in this market are product performance and price. The Company believes that its ability to engineer its products to the specific needs of customers is a competitive advantage. The Company's relative small size and limited financial resources pose competitive disadvantages which the Company seeks to counter by aligning itself with other companies which act as suppliers or developers.

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

        DEPENDENCE ON LARGE CUSTOMERS

        Because of the dollar amount of a contract for a large hospital, municipal or industrial system in relation to the Company's size, in any year or financial period, the sale may account for a substantial percentage (10% or greater) of the Company's sales. In 1998, 44% of the Company's sales were made to one customer and 27% of the Company's sales were made to another customer.

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

        BACKLOG

        The nature of the Company's business is such that it does not maintain inventories of its principal products and manufactures only pursuant to purchase orders or contracts. At December 31, 1998, and December 31, 1997, the Company had manufacturing and related backlog of $665,809 and $227,422, respectively. Subsequent to year end 1998 the Company has received two orders totaling approximately $270,000. In addition, the Company received a letter of intent for another $250,000 order that is anticipated to be finalized in the second quarter of 1999.

     The Company believes that backlog that can be filled in approximately a six to nine month period is the most satisfactory level attainable. See Item 6:
Backlog. The Company's backlog at any one time is not necessarily indicative of anticipated revenues for any fiscal period.

        ENVIRONMENTAL MATTERS

        The uncertain regulatory environment strongly influenced the Company's business during 1998. Almost every state as well as the federal government was either in the process of tightening quality standards or had recently tightened them. The air quality changes included more stringent particulate emission standards and control over acid gas and other emissions. In addition, pending federal and other regulations affecting the disposal of ash residue remain uncertain. New or pending regulations affect both the permitting process for installation of the Company's equipment and the design of the equipment itself.

        Customers are reluctant to order equipment and regulators are slow to issue permits while laws are being changed. In order for an installation to be made, environmental permit(s) must be obtained. This complex process sometimes requires analysis of site background data in addition to the technical analysis of the proposed equipment to be installed. Management believes that the slower permit process, which caused many companies to delay capital expenditures, resulted in a slowdown in orders for equipment fabrication during 1998 and 1997.

        In August 1997, after several years of delay, the United States Environmental Protection Agency ("EPA") promulgated final rules restricting certain emissions from medical waste incinerators. Subsequent to the promulgation of these regulations, a lawsuit was filed challenging their legality. Therefore, as of this time these regulations have not been implemented Due to the cost of conforming with these regulations, many small incinerator operators may choose to shut down operations. Conversely, many of the operators that choose to continue operations will require extensive modifications and upgrades to conform with the regulations. Once the regulations are implemented this should provide the Company with an opportunity to address this particular market and could generate additional revenue in the United States over the next several years.

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

        EMPLOYEES

        At December 31, 1998, the Company employed 37 full-time employees. In the opinion of management, the Company's labor relations are satisfactory. The Company's workforce is not unionized.

        OFFICERS OF THE COMPANY

        The following table provides information as of December 31, 1998 regarding the Company's executive officers and the positions they hold with the
Company:

           Name           Age         Position(s)

    Peter T. Socha         39         Chairman of the Board

    Robert L. Massey       64         President and Chief Executive Officer

    Robert S. Lee          52         Vice President

    Patricia B. Bradley    56         Corporate Secretary

    Mark E. Hills          39         Chief Financial Officer

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

     Mr. Massey was elected Vice President of the Company in 1968 and was elected President in March 1985, Executive Vice President and Chief Operating Officer in 1991, and President and Chief Executive Officer in June 1992. Mr. Massey has also served as a Director of the Company since January 21, 1971. He is a graduate of Greenville College, Greenville, Illinois, and has more than 36 years experience in finance and sales.

     Ms. Bradley joined the Company in 1971 and has held various administrative positions, including Human Resources Manager. She was elected Corporate Secretary in 1992. Ms. Bradley has over 21 years of experience in office administration and management.

     Mr. Hills joined the Company as the Controller in early 1993, was elected Treasurer in October 1993 and Chief Financial Officer in June 1995. Mr. Hills is a graduate of the University of Virginia and has over 16 years of experience in public accounting and manufacturing management.

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

        Alexander Y Hoff has served as a Director of the Company since August 3, 1995.

     James W. Bohlig joined the Company's Board of Directors effective April 12, 1996. Mr. Bohlig was and is an officer of New England Waste Services, Inc., which owns 107,318 shares of the common stock (approximately 10.6% of the issued and outstanding shares). Mr. Bohlig resigned as a director as of March 2, 1999.

     D. Randolph Graham and Charles E. Horner joined the Company's Board of Directors effective June 14, 1996. Mr. Graham is the Vice President and Chief Financial Officer of MacroSonix Corp. and Mr. Horner is a local businessman.

ITEM 2.    DESCRIPTION OF PROPERTY

        The Company's manufacturing plant and facility is located on a site of
15.5 acres in Mechanicsville, Hanover County, Virginia, near Richmond. This facility, which was owned by the Company prior to 1992, was sold in July 1992 as part of a sale-leaseback transaction. The Company has a ten year lease on the property with two five year renewal options. In addition, the Company has the option to repurchase the property at a predetermined price (currently $955,242). Approximately fifty percent of this acreage is used for buildings, streets, and utilities. The remaining portion is vacant land available for expansion and development. The Company's plant facility, engineering offices and shops, sales offices, and main administrative offices are located on this site. The buildings currently utilize a total of approximately 78,000 square feet. See Note 4 to the Audited Financial Statements.

ITEM 3.    LEGAL PROCEEDINGS

        As of March 30, 1999, the Company is not a party to any pending legal proceeding and the property of the Company is not the subject of any pending legal proceeding.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the Company's 1998 fiscal year.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is quoted on the NASDAQ Bulletin Board. The following table shows the high and low bid prices for the Company's common stock for each quarterly period during the two-year period ended December 31, 1998. Such high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                              BID PRICE

1997                           HIGH               LOW

First Quarter             $1  7/8              $1  5/16
Second Quarter             2  3/8               1  5/8
Third Quarter              2  3/8               1  5/8
Fourth Quarter             1  1/4                  3/8

1998

First Quarter          $   11/16           $    1/2
Second Quarter              1/2                 3/8
Third Quarter               3/8                 1/4
Fourth Quarter              5/16                1/8


        There were approximately 440 record holders of the Company's common stock as of December 31, 1998.

        The Company has not previously paid any dividends on its common stock, and there is no expectation that the Company will pay dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     In 1998, the Company had a net loss of $1,738,086, $1.39 per share, as compared to a net loss of $1,563,453, $1.24 per share in 1997. The net loss for 1998 included an unusual non-cash charge of $1,039,355, $0.83 per share, related to the write-off of the Reorganization value in excess of amounts allocable to identifiable assets and certain other long-lived assets at December 31, 1998. An analysis of expected future cash flows by the Company at that time resulted in a determination that this asset would not be recoverable. This will decrease the amortization expense related to this asset that would have been charged against earnings in future years by approximately $54,000 per year. The Company had a loss before income tax expense and impairment charges of $698,731 on revenues of $3,183,162 in 1998 as compared with a loss before income tax expense and unusual charges of $1,408,532 on revenues of $2,858,124 in 1997.

        The Company was able to improve gross margins on its manufacturing operations and significantly reduce selling, general and administrative expenses but was not able to generate sufficient sales volume to generate net income in 1998. The economic crises in Asia that began during 1997 and continued throughout 1998 severely impacted the Company's 1998 revenues. While the Company is beginning to see a rise in quotation activity from that region, it believes that it will be late in 1999 or into 2000 before significant new sales are realized. Likewise, the uncertainty of EPA regulations has severely restricted the construction of new incineration plants in this country. The majority of the Company's revenue in 1998 was generated from the expansion and refurbishment of existing facilities. In addition, two significant contracts that the Company had in progress during 1998 were put on hold, due to financing problems of the customers, during the fourth quarter which limited the amount of revenue the Company was also to recognize on these two projects.

LIQUIDITY AND CAPITAL

        The liquidity of the Company is a critical concern as of the end of 1998. At December 31, 1998, the Company had a working capital deficit of approximately $228,000. While the Company has received new orders or commitments totaling approximately $500,000 early in 1999, it is critical that significant additional orders be received throughout the balance of the year. At this time, the Company has several significant projects that it believes will become orders in the second quarter of 1999, however there can be no assurance that these will occur. In addition, in January, 1999 the Company laid off approximately 16 employees to conserve working capital until these new orders are received.

        Due to the working capital deficit, the Company has had discussions with certain parties about the possibility of obtaining project financing for certain projects, especially foreign projects which are less likely to allow progress payments.

        As of March 30, 1999, the Company has not made its required March 1, 1999 interest payment on its Senior Debt, therefore, the lender has the right to demand immediate repayment of the debt. The Company has had and is continuing to have discussions with the lender regarding the possible extension or deferral of the required interest payments for the next 30 to 60 days. At this time, there can be no assurance that an agreement with the lender can be reached.

        Because of the uncertainty of these new orders and the critical nature of the Company's current liquidity concern, management of the Company is also pursuing a number of other options at this time. The Company is looking at possible equity investors, the sale of assets, a possible merger with or acquisition by another entity, joint ventures or any other business opportunity which would strengthen the Company's financial position. At this time, there is no assurance that any such relationship or transaction will be found. As a result of these conditions, there is substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS - 1998 COMPARED WITH 1997

      REVENUES. Total revenues increased $325,038 or 11.4% to $3,183,162 in 1998 from $2,858,124 in 1997. The increase was primarily the result of two significant contracts for the expansion and refurbishment of two existing incineration facilities which had older Consumat equipment.

      COST OF GOODS SOLD. Cost of goods decreased $146,138 or 5.5% to $2,501,618 in 1998 from $2,647,756 in 1997. Gross profit increased $471,176 to $681,544 in
1998 from $210,368 in 1997. The gross profit rate of 21.4% in 1998 compares to a gross profit rate of 7.4% for 1997. This is the result of manufacturing cost reductions as well as the fixed manufacturing costs being spread over a larger revenue base.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $248,148 or 21.2% to $920,240 in 1998 from $1,168,388 in 1997. As a percentage of revenue, selling, general and administrative expenses decreased to 28.9% in 1998 from 40.9% in 1997. Total selling expenses decreased approximately $190,000 as the result of decreases in salaries and related travel expenses related to two former employees.

      INTEREST EXPENSE. Interest expense increased $19,706 to $394,077 in 1998 from $374,371 in 1997. The increase in interest expense resulted primarily from the additional senior debt which was carried during 1998 as well as significant project financing which was carried in January and February of 1998.

      INCOME TAXES. The Company recorded no income tax expense or benefit in 1998. At December 31, 1998 the Company has net operating loss carrryforwards for federal income tax purposes of approximately $5,325,000 which are available to offset future federal taxable income , if any, through 2018. Of this amount, approximately $2,052,000 is subject to an annual limitation of approximately $250,000 due to a change in ownership of the Company which occurred in 1992.

      NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE. The Company's net loss for the year ended December 31, 1998, was $1,738,086. The Company's net loss for the year ended December 31, 1997, was $1,563,453. The basic loss per share for 1998 and 1997 were $1.39 and $1.24 per common share, respectively. The 1998 loss included an unusual non-cash charge of $1,039,355 or $0.83 per share related to the 1998 write-off of the Reorganization value in excess of amount allocable to identifiable assets account and certain other long-lived assets.

BACKLOG

      The Company manufactures only pursuant to purchase orders or contracts. At December 31, 1998, the Company had backlog orders with a market value of $665,809. Backlog levels indicate the expected near-term manufacturing and related sales. Total backlog orders as of December 31, 1998, are expected to be filled during the first six months of 1999. Since year end, the Company has received two new orders totaling approximately $270,000 and a letter of intent for another $250,000 which the Company anticipates finalizing as an order in the second quarter of 1999.

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

        The Company has initiated a comprehensive program to test all hardware and software systems to determine their Year 2000 compliance. To date, the Company has tested all significant hardware components in its internal computer network. Approximately 70% of its overall systems were determined to be compliant at this time. Of the systems which were deemed critical to the accounting, reporting, manufacturing and telecommunications operations, virtually 100% of these systems were deemed compliant. All components which were noted to be non-compliant were being used in non-critical operations. The Company has analyzed the non-compliant systems and determined that these systems can be upgraded or replaced. The total cost to bring these systems into compliance is approximately $15,000 to $20,000. This should be completed by mid 1999.

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

        In addition to this internal testing and certification, the Company has contracted with an outside company to independently test all of the Company's critical systems to verify that all hardware and software is Year 2000 compliant. This testing should be completed by mid 1999.

        As part of its comprehensive program, the Company has contacted all third party vendors who supply critical components or services to the Company to determine there Year 2000 readiness. As of this time, all have certified to the Company that their products are compliant or will be compliant well before the end of 1999. Also, the Company has reviewed and is continuing to review its own products to determine whether there are any date critical components embedded in these products. At this time, it is believed that there are no components embedded in the Company's products which will cause the products to fail to function in the Year 2000.

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

        Not Applicable



                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The information required by this Item 9 is incorporated herein by reference from the Company's proxy statement relating to the Company's 1999 annual meeting of shareholders to be held on June 3, 1999.

ITEM 10.   EXECUTIVE COMPENSATION

        The information required by this Item 10 is incorporated herein by reference from the Company's proxy statement relating to the Company's 1999 annual meeting of shareholders to be held on June 3, 1999.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT

      The information required by this Item 11 is incorporated herein by reference from the Company's proxy statement relating to the Company's 1999 annual meeting of shareholders to be held on June 3, 1999.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 12 is incorporated herein by reference from the Company's proxy statement relating to the Company's 1999 annual meeting of shareholders to be held on June 3, 1999.

ITEM 13.   EXHIBITS AND REPORTS ON FORM  8-K

(a)   Documents

      (i)  Financial Statements

                      The financial statements filed as part of this report and appear immediately after the signatures to this report.

      (ii)  Financial Statement Schedules

                      None Required

      (iii)  Exhibits filed or incorporated by reference

                      An Exhibit Index appears immediately after the financial statements in this report.

(b)   Reports on Form 8-K

      [None]

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   CONSUMAT ENVIRONMENTAL
                                                   SYSTEMS, INC. (Registrant)


Date: March 30, 1999                               By: /s/ ROBERT L. MASSEY
                                                       --------------------
                                                      Robert L. Massey
                                                      Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                                Date
---------                           -----                                ----

/s/ PETER T. SOCHA      Chairman of the Board of Directors        March 30, 1999
------------------
Peter T. Socha


/s/ ROBERT L. MASSEY    Director, Chief Executive Officer,        March 30, 1999
--------------------    and President
Robert L. Massey


/s/ MARK E. HILLS       Chief Financial Officer                   March 30, 1999
--------------------
Mark E. Hills


/s/ ALEXANDER Y. HOFF   Director                                  March 30, 1999
---------------------
Alexander Y. Hoff


/s/ D. RANDOLPH GRAHAM  Director                                  March 30, 1999
----------------------
D. Randolph Graham


/s/ CHARLES E. HORNER   Director                                  March 30, 1999
---------------------
Charles E. Horner

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Consumat Environmental Systems, Inc.:


We have audited the accompanying balance sheet of Consumat Environmental Systems, Inc. (the "Company") as of December 31, 1998 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and its results of operations and cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 12 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /s/ KPMG LLP


Richmond, Virginia
March 5, 1999



                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                                  Balance Sheet
                                December 31, 1998

                                     ASSETS
Current assets:
     Cash and cash equivalents                                                    $        17,313
     Accounts receivable and contract costs (net of allowance for doubtful
        accounts of $11,392) (notes 2, 5 and 9)                                           373,207
     Inventories (note 5)                                                                 139,430
     Other current assets                                                                  75,865
                                                                                    --------------
                   Total current assets                                                   605,815
                                                                                    --------------
Property, plant and equipment, net (notes 3, 4 and 5)                                     372,264
Other assets                                                                              101,218
                                                                                    --------------
                                                                                  $     1,079,297
                                                                                    ==============


             LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Current maturities of senior debt (note 5)                                   $       250,000
     Current maturities of capital lease obligation (note 4)                               99,694
     Notes payable                                                                         20,870
     Accounts payable                                                                     144,025
     Accrued expenses                                                                     319,100
                                                                                    --------------
                   Total current liabilities                                              833,689
Senior debt, excluding current maturities (note 5)                                      2,000,000
                                                                                    --------------
Capital lease obligation, excluding current maturities (note 4)                           315,185
                                                                                    --------------
                   Total liabilities                                                    3,148,874
Stockholders' deficit (note 7):
     Preferred stock, $1 par value:  authorized - 5,000,000 shares,
        issued and outstanding shares - none                                                   --
     Common stock, $1 par value:  authorized - 25,000,000 shares;
        issued and outstanding shares - 1,014,400                                       1,014,400
     Accumulated deficit                                                               (3,083,977)
                                                                                    -------------

                   Total stockholders' deficit                                         (2,069,577)

Commitments and contingencies (notes 4, 5, 10 and 12)
                                                                                     --------------
                                                                                  $     1,079,297
                                                                                     ==============

See accompanying notes to financial statements.


                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.

                            Statements of Operations

                           December 31, 1998 and 1997


                                                                         1998            1997
                                                                     --------------  --------------
Revenues (notes 2 and 9)                                                  $     3,183,162       2,858,124

Cost of revenues                                                         2,501,618       2,647,756
                                                                     --------------  --------------

                 Gross profit                                              681,544         210,368

Selling, general and administrative expenses                               920,240       1,168,388
Impairment loss on long-lived assets (note 13)                           1,039,355              --
Amortization of reorganization value in excess of
    amounts allocable to identifiable assets                                54,422          54,422
                                                                     --------------  --------------

                 Operating loss                                         (1,332,473)     (1,012,442)
                                                                     --------------  --------------

Other income (expense):
    Interest income                                                         11,529          10,311
    Interest expense                                                      (394,077)       (374,371)
    Other                                                                  (23,065)        (32,030)
                                                                     --------------  --------------

                 Total other expense, net                                 (405,613)       (396,090)
                                                                     --------------  --------------

                 Loss before income tax expense                         (1,738,086)     (1,408,532)

Income tax expense (note 8)                                                     --         154,921
                                                                     --------------  --------------

                 Net loss                                          $    (1,738,086)     (1,563,453)
                                                                     ==============  ==============

Basic loss per common share                                        $         (1.39)          (1.24)
                                                                     ==============  ==============

Diluted loss per common share                                      $         (1.39)          (1.24)
                                                                     ==============  ==============

See accompanying notes to financial statements.


                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.

             Statements of Changes in Stockholders' Equity (Deficit)

                           December 31, 1998 and 1997






                                                                RETAINED
                                        COMMON STOCK            EARNINGS
                                ----------------------------  (ACCUMULATED
                                   SHARES        AMOUNTS         DEFICIT)           TOTAL
                                -------------  -------------  ----------------  --------------
Balances as of December 31,
    1996                           1,010,000 $    1,010,000           217,562       1,227,562

Common stock issued                    1,200          1,200                 -           1,200

Net loss                                   -              -        (1,563,453)     (1,563,453)
                                -------------  -------------  ----------------  --------------

Balances as of December 31,
    1997                           1,011,200      1,011,200        (1,345,891)       (334,691)

Common stock issued                    3,200          3,200                 -           3,200

Net loss                                   -              -        (1,738,086)     (1,738,086)
                                -------------  -------------  ----------------  --------------

Balances as of December 31,
    1998                           1,014,400 $    1,014,400        (3,083,977)     (2,069,577)
                                =============  =============  ================  ==============

See accompanying notes to financial statements.




                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.

                            Statements of Cash Flows

                           December 31, 1998 and 1997

                                                                              1998               1997
                                                                         --------------     -----------
Cash flows from operating activities
    Net loss                                                            $    (1,738,086)     (1,563,453)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                         180,728         192,822
          Write-down of impaired long-lived assets                            1,039,355              --
          Deferred income taxes                                                      --         154,921
          Changes in operating assets and liabilities
             giving rise to increases (decreases) in cash:
                Accounts receivable                                           1,328,519      (1,005,113)
                Note receivable                                                 224,667        (224,667)
                Inventories                                                      53,937          32,984
                Other current assets                                            (23,643)         18,590
                Other assets                                                         --         (24,356)
                Accounts payable                                                (27,195)        107,456
                Accrued expenses                                                123,634         (30,432)
                                                                          --------------  --------------

                   Net cash provided by (used in) operating
                      activities                                              1,161,916      (2,341,248)
                                                                          --------------  --------------

Cash flows from investing activities:
    Purchase of short-term investment                                                --          92,500
    Purchases of property, plant and equipment                                   (5,028)        (18,100)
                                                                          --------------  --------------

                   Net cash provided by (used in) investing
                      activities                                                 (5,028)         74,400
                                                                          --------------  --------------

Cash flows from financing activities
    Proceeds from senior debt                                                        --         974,500
    Proceeds from other borrowings                                                   --         856,789
    Repayments on borrowings and capital lease obligations                   (1,249,891)       (142,787)
    Issuance of common stock                                                      3,200           1,200
                                                                          --------------  --------------

                   Net cash provided by (used in) financing
                      activities                                             (1,246,691)      1,689,702
                                                                          --------------  --------------

                   Net decrease in cash and cash equivalents                    (89,803)       (577,146)

Cash and cash equivalents at beginning of year                                  107,116         684,262
                                                                          --------------  --------------

Cash and cash equivalents at end of year                                $        17,313         107,116
                                                                          ==============  ==============

Supplemental disclosures of cash flow information:
    Cash paid for interest                                              $       394,077         374,371
                                                                          ==============  ==============

See accompanying notes to financial statements.

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.

                          Notes to Financial Statements

                                December 31, 1998


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)  DESCRIPTION OF BUSINESS

           Consumat Environmental Systems, Inc. (the "Company"), incorporated in 1960, manufactures and sells incineration systems comprised of multiple modular components and individual units of waste disposal equipment. Beginning October 6, 1995, the Company operated as a Debtor-In-Possession in its Chapter 11 bankruptcy proceedings. The Second Amended Plan of Reorganization (the "Plan") was confirmed on February 28, 1996 and the Effective Date of the Plan with modifications was March 12, 1996 (the "Effective Date"). The Company accounted for its reorganization using fresh start reporting. In accordance with the Plan, the articles of incorporation and bylaws of the Company were amended and restated effective on the Effective Date, to change the name of the Company from Consumat Systems, Inc. to Reorganized Consumat Systems, Inc. and effectuate the provisions of the Plan. On December 12, 1996, the Company's name was changed to Consumat Environmental Systems, Inc.

      (B)  CASH AND CASH EQUIVALENTS

           For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

      (C)  INVENTORIES

           Inventories of raw materials are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories.

      (D)  PROPERTY, PLANT AND EQUIPMENT

           Property, plant, and equipment are stated at cost. Property and plant under capital leases are stated at the present value of minimum lease payments.

           Depreciation on machinery and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Plant held under capital lease and leasehold improvements are amortized on a straight line basis over the shorter of the lease term or estimated useful life of the asset. Plant and equipment useful lives are as follows:

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

      (E)  REVENUE RECOGNITION

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

      (F)  COST OF REVENUES

           Cost of revenues include manufacturing, engineering and field service costs. The Company accrues estimated warranty and other costs related to completed contracts during completion of the contract.

      (G)  INCOME TAXES

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

      (H)  STOCK COMPENSATION

           The Company accounts for its stock option plan in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

       (I) USE OF ESTIMATES

           Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      (J)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
          DISPOSED OF

           The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, (SFAS No. 121). This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      (K)  PENDING ACCOUNTING CHANGES

           The Company will implement SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, in the first quarter of 2000. The Company expects there to be no impact on the financial statements as a result of this adoption.

           The American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, and SOP 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES will be adopted in 1999. SOP 98-1 and SOP 98-5 are not expected to have a material impact on the Company's financial position, results of operations or cash flows.


(2)   ACCOUNTS RECEIVABLE AND CONTRACT COSTS

      Accounts receivable consist of the following as of December 31, 1998:

      Billed accounts receivable                               $ 392,921
      Excess of billings over revenue recognized                  (9,322)
      Accounts receivable - other                                  1,000
                                                               ---------
                                                                 384,599
      Allowance for doubtful accounts                             11,392
                                                               ---------
              Accounts receivable and contract costs, net      $ 373,207
                                                               =========

      Revenues recognized for uncompleted contracts totaled approximately $2,294,000 and $2,214,000 at December 31, 1998 and 1997, respectively.
      Progress billings on these contracts totaled approximately $2,333,000 and $605,000 at December 31, 1998 and 1997, respectively.

      The Company performs ongoing credit evaluations of its customers and generally does not require collateral except for international distributors where the Company obtains irrevocable letters of credit for portions of the contract amount.

(3)   PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following at December 31, 1998:

      Land and buildings under capital lease                    $   800,000
      Machinery and equipment                                     2,308,653
                                                                -----------
                                                                  3,108,653
      Less accumulated depreciation and amortization              2,736,389
                                                                -----------
                                                                $   372,264
                                                                ===========

      Depreciation and amortization expense on property, plant and equipment was $101,798 and $116,418 for 1998 and 1997, respectively. See note 4 regarding the sale and leaseback of the Company's manufacturing facility in 1992.


(4)   CAPITAL LEASE OBLIGATIONS

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

      Amortization of assets held under capital leases is included with depreciation expense in the accompanying statements of operations. Accumulated amortization amounted to $417,172 at December 31, 1998.

      Minimum lease payments subsequent to 1998 are as follows:

      1999                                   $135,740
      2000                                    139,812
      2001                                    144,007
      2002                                     73,068
                                             --------
                                              492,627
          Less amount representing interest    77,748
                                             --------
      Present value of net minimum lease
         payments                             414,879
                                             --------
          Less current maturities of
            capital lease obligation           99,694
                                             --------
      Capital lease obligation, excluding
        current maturities                   $315,185
                                             ========

(5)   SENIOR DEBT

      The Company has incurred Senior Debt totaling $2,250,000 as of December 31, 1998. This debt consists of one $2,000,000 note due March 2001 and one $250,000 note due July 1999, with both notes bearing interest at 14%, which is payable monthly in arrears. This debt is secured by liens on all real and personal property of the Company, including accounts receivable, inventories, equipment and general intangibles. In conjunction with the Company's emergence from bankruptcy, the lender was granted a stock purchase warrant to purchase at least 250,000 shares in the Company. This warrant increases by 75,000 shares per year beginning March 1999, up to a total of 475,000 shares, if the $2,000,000 note has not been repaid. This warrant may be exercised over a period of approximately three years commencing March 31, 1999 at an exercise price of $.01 per share. In conjunction with extensions of due dates of certain of the senior debt, stock purchase warrants of 33,190 were issued. These warrants expire April 2001 and are exercisable at $.25 per share.

(6)   NET LOSS PER SHARE

      The following is a reconciliation of the calculation of basic and diluted net loss per share:


                                          Year ended               Year ended
                                          December 31,             December 31,
                                             1998                     1997
                                          ------------             ------------
     Basic:
       Numerator:
         Net Loss                       $ (1,738,086)             (1,563,453)

       Denominator:
         Common shares outstanding         1,012,506               1,011,200
         Minimum Senior Debt warrant         241,614                 248,564
                                          ----------               ---------
           Weighted average common
             shares outstanding         $  1,254,120               1,259,764
                                          ==========               =========


                                          Year ended               Year ended
                                          December 31,             December 31,
                                             1998                     1997
                                          ------------             ------------
     Diluted:
       Numerator:
         Net loss                       $ (1,738,086)             (1,563,453)

       Denominator:
         Common shares outstanding         1,012,506               1,011,200
         Minimum Senior Debt warrant         241,614                 248,564
                                          ----------               ---------
            Weighted average common
              shares outstanding        $  1,254,120               1,259,764
                                          ==========               =========



(7)   STOCK COMPENSATION

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

      In 1996, the Company adopted a stock option plan ("Plan 2") pursuant to which the Company's Board of Directors may grant stock options to management employees. Plan 2 authorizes grants of options to purchase up to 200,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Terms and vesting schedules of all stock options are at the discretion of the Company's Board of Directors. 97,500 stock options were granted in 1996 at an exercise price of $1.56 per share and vest over a three-year period under Plan 2. 20,000 stock options were forfeited in 1998 and an additional 25,000 stock options were granted in 1998 at an exercise price of $.47 per share and vest over a three-year period.

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

      In 1997, the Company adopted a stock option plan ("Plan 4") pursuant to which the Company's Board of Directors may grant stock options to an employee director. Plan 4 authorizes grants of options to purchase up to 100,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Terms and vesting schedules of all stock options are at the discretion of the Company's Board of Directors. One hundred thousand stock options were granted in 1997 at an exercise price of $1.31 per share and become vested in seven years or earlier, subject to certain earnings levels being achieved by the Company.

      At December 31, 1998, there were 111,667 shares exercisable at the weighted-average exercise price of $2.20 and there were 147,500 additional shares available for grant under the plans. The per share weighted-average fair value of stock options granted during 1998 and 1997 was $.40 and $1.22, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 5.74% and 6.72%, respectively, expected volatility of .67, and an expected life of 10 years.

      The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and loss per share would have been equal to the pro forma amounts indicated below:

                                                     1998          1997
                                                  -----------  ------------
      Net loss:
         As reported                              $(1,738,086)  (1,563,453)
         Pro forma                                 (1,813,986)  (1,653,625)

      Basic loss per share:
         As reported                              $     (1.39)       (1.24)
         Pro forma                                      (1.45)       (1.31)
                                                  ===========   ==========

      Stock option activity during the period indicated is as follows:
                                                                 Weighted-
                                                                  average
                                                  Number of      exercise
                                                   shares          price
                                                  ---------      ---------

      Balance at December 31, 1996                 162,500       $   2.16
         Granted                                   100,000           1.31
                                                  ---------      ---------

      Balance at December 31, 1997                 262,500           1.84
         Granted                                    25,000           0.47
         Forfeited                                 (20,000)          1.56
                                                  ---------      ---------

      Balance at December 31, 1998                 267,500           1.73
                                                  =========      =========

      At December 31, 1998, the range of exercise prices was $.47 to $3.50. The contractual life of all options is 10 years.


(8)   INCOME TAXES

      Income tax expense for the year ended December 31, 1997 consists of deferred income taxes.

      Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following:


                                                    1998             1997
                                                  --------        ---------
     Computed "expected" tax benefit           $  (591,000)    $  (479,000)
     Increase (reduction) in income taxes
       resulting from:

        Change in the beginning-of-the-year
         balance of the valuation allowance
         for deferred tax assets allocated
         to income tax expense                     195,000         727,000

        State and local income taxes, net
         of federal income tax benefit             (69,000)        (53,000)

        Amortization and recognition of
         impairment loss of reorganization
         value in excess of amounts allocable
         to identifiable assets                    376,000          20,000

        Other, net                                  89,000         (60,079)
                                                  --------        --------
                                               $         -         154,921
                                                  ========        ========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 are presented below.

      Deferred tax assets:
        Accounts receivable principally due to
         allowance for doubtful accounts                          $    4,000
        Inventories                                                   19,000
        Reserve for warranty expense                                  15,000
        Compensated absences, principally due to
         accrual for financial reporting purposes                     42,000
        Net operating loss carryforwards                           2,022,000
        Capital leases obligations, principally due to
         operating lease treatment for tax purposes                  158,000
                                                                   ---------
              Total gross deferred tax assets                      2,260,000
      Less valuation allowance                                     2,143,000
                                                                   ---------
              Net deferred tax assets                                117,000
                                                                   ---------
      Deferred tax liabilities:
        Plant and equipment, principally due to differences
          in depreciation                                           (117,000)
                                                                   ---------
              Total gross deferred liabilities                      (117,000)
                                                                   ---------
              Net deferred tax assets                             $        -
                                                                   =========

      The net change in the total valuation allowance for 1998 was a increase of approximately $195,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, projections of future taxable income, and available for planning strategy over the periods which the deferred tax assets are deductible, management believes that it is not more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1998. Therefore, management has recorded a valuation allowance to reduce the net deferred tax asset to zero at December 31, 1998.

      Subsequently recognized tax benefits relating to the valuation allowance established for net operating losses of the Company as of March 11, 1996 (approximately $3.4 million remaining at December 31, 1998), would be treated as a contribution to additional paid-in capital.

      At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $5,325,000 which are available to offset future federal taxable income, if any, through 2018. Of this amount, approximately $2,052,000 is subject to an annual limitation of approximately $205,000 through 2007 due to a change in ownership of the Company, which occurred in 1992.

(9)   MAJOR CUSTOMERS

      For the year ended December 31, 1998, three major customers accounted for approximately 44%, 27% and 11% of the Company's revenues and 25%, 46% and 11% of the Company's accounts receivable, respectively. For the year ended December 31, 1997, two major customers accounted for approximately 50% and 26% of the Company's revenues and 86% and 7% of the Company's accounts receivable, respectively. Substantially all revenues for the year ended December 31, 1998 related to domestic customers. For the year ended December 31, 1997, one customer in Korea accounted for approximately 51% of the Company's revenues. The remaining 49% of the Company's revenues related to domestic customers.


(10)  COMMITMENTS AND CONTINGENCIES

      The Company has employment contracts with certain of its executive officers and other management personnel. Under the terms of such agreements, severance payments would become payable in the event of specified terminations. The maximum contingent liability of the Company pursuant to all such agreements was approximately $480,000 at December 31, 1998.


(11)  FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash and cash equivalents, accounts receivable and contract costs, accounts payable and accrued liabilities approximate fair value because of the short maturities of those instruments.

      Based on borrowing rates currently available to the Company for notes payable and senior debt with similar terms and maturities and its recent issuance, management believes that the carrying amount of debt approximates fair value.


(12)  NATURE OF BUSINESS AND LIQUIDITY

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

      The lingering effects of the financial crises which occurred in the Pacific Rim during 1997 are a significant concern to the Company as it is a region that the Company has targeted for future growth. The Company believes that the current economic crises slowed business in the Pacific Rim in 1998, but that sales in this region will increase in the latter portion of 1999 and remain strong in the long-term future. The Company anticipates that it will continue to improve its liquidity through recent regulations promulgated by the U.S. Environmental Protection Agency (USEPA) which will increase customer demand in certain domestic markets. Because of the downturn in Pacific Rim markets and new USEPA regulations, the Company has concentrated its current marketing efforts on other areas of Asia and selected domestic markets.

      The Company's financial statements for the year ended December 31, 1998 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of and for the year ended December 31, 1998, the Company had a stockholders' deficit of approximately $2.1 million, negative working capital of approximately $227,874 and a net loss of $1,738,086. While the Company has received new orders or commitments totaling approximately $500,000 early in 1999, it is critical that significant additional orders be received throughout the balance of the year. At this time, the Company has several significant projects that it believes will become orders in the second quarter of 1999, however, there can be no assurance that these will occur.

      As of March 30, 1999, the Company has not its required March 1, 1999 interest payment on its Senior Debt, therefore, the lender has the right to demand immediate repayment of the debt. The Company has had and is continuing to have discussions with the lender regarding the possible extension or deferral of the required interest payments for the next 30 to 60 days. At this time, there can be no assurance that an agreement with the lender can be reached.

      Due to the working capital deficit and the default on the Senior Debt interest payment, the Company has had discussions with certain parties about the possibility of obtaining project financing for certain projects, especially foreign projects which are less likely to allow progress payments.

      Because of the uncertainty of these new orders and the critical nature of the Company's current liquidity concern, management of the Company is also pursuing a number of other options at this time. The Company is looking at possible equity investors, the sale of assets, a possible merger with or acquisition by another entity, joint ventures or any other business opportunity which would strengthen the Company's financial position. At this time, there is no assurance that any such relationship or transaction will be found. As a result of these conditions, there is substantial doubt about the Company's ability to continue as a going concern.


(13)  ASSET IMPAIRMENT

      Due to the losses incurred by the Company in 1998 and the Company's inability to project adequate future cash flows to recover long-lived assets, the Company determined that the likelihood of recovery of certain long-lived assets was impaired in accordance with SFAS 121. As a result, the Company recognized an impairment loss of $1,039,355, which reduced the reorganization value in excess of amounts allocable to identifiable net assets to $0 and reduced the value of certain capital lease assets. The Company also reviewed other long-lived assets for impairment in the current year.

EXHIBIT NO.                       DESCRIPTION


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

4(m) Secured Promissory Note dated March 26, 1997, in the original principal amount of $500,000 payable to Sirrom Investments, Inc.

4(n) Secured Promissory Note dated July 17, 1997, in the original principal amount of $500,000 payable to Sirrom Investments, Inc.

4(o) Amended and Restated Stock Purchase Warrant dated September 30, 1997, granted to Sirrom Investments, Inc.

4(p) Third Amendment to Secured Promissory Note between Consumat Environmental Systems, Inc. and Sirrom Investments, Inc. dated November 15, 1998

4(q) Third Amendment to Stock Purchase Warrant between Consumat Environmental Systems, Inc. and Sirrom Investments, Inc. dated November 15, 1998

4(r) Consolidated, Amended and Restated Secured Promissory Note in the principal amount of $2,000,000 dated November 15, 1998 payable to Sirrom Investments, Inc.

4(s) Third Amendment to Loan Agreement and Loan Documents between Consumat Environmental Systems, Inc. and Sirrom Investments, Inc. dated November 15, 1998

10(a) Promissory Note dated December 11, 1985, in the amount of $75,000 from Robert L. Massey to the Company (Incorporated by reference to Exhibit 10 (e) to the Company's Annual Report on Form 10-K filed on March 31, 1986)

10(b) Employment Contract with Robert S. Lee dated February 12, 1991. (Incorporated by reference to Exhibit 10 (g) to the Company's Annual Report filed on March 31, 1993)

10(c) Purchase and Lease Agreements relating to the sale and leaseback of the Company's headquarters and manufacturing facility in Mechanicsville, Virginia (Incorporated by reference to Exhibit 6(a)(2) of the Company's Quarterly Report on Form 10-Q filed August 7, 1992)

10(d) Employment Contract dated February 12, 1991, between the Company and Robert L. Massey. (Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-KSB filed on March 29, 1996)

10(e) Employment Contract dated June 14, 1995, between the Company and Mark E. Hills. (Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-KSB filed on March 29, 1996)

10(f) Reorganized Consumat Systems, Inc. 1996 Non-Employee Directors Stock Option Plan dated April 19, 1996. (Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-KSB filed on March 28, 1997)

10(g) Consumat Environmental Systems, Inc. 1996 Stock Option Plan, as amended and restated as of December 13, 1996. (Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-KSB filed on March 28, 1997)

10(h) Consumat Environmental Systems, Inc. 1996 Stock Option Plan For Nonmanagement Employees dated December 13, 1996. (Incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-KSB filed on March 28, 1997)

10(i)                              Consumat Environmental Systems, Inc. Peter T.
                                   Socha Stock Option Plan dated January 14,
                                   1997. (Incorporated by reference to Exhibit
                                   10(i) to the Company's Annual Report on Form
                                   10-KSB filed on March 28, 1997)

27(a)                              Financial Data Schedule