Form 10QSB
period 1999-03-31
CONSUMAT SYSTEMS INC
filed 1999-05-17
CIK 312950

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)*
[ X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
 Act of 1934 for the quarterly period ended March 31, 1999 or

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

                                    YES__X__ NO_____

Check whether the issuer has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act after the distributions of securities under a plan confirmed by a court.

                                    YES__X__ NO_____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

              Class                                         Number of Shares
-----------------------------------                    ------------------------
   Common Stock, par value $1.00                               1,014,400

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.



                                      INDEX



                                                                        Page No.
                                                                        --------

Part I. Financial Information:

   Item 1:

           Balance Sheet....................................................4

           Statements of Operations.........................................5

           Statements of Cash Flows.........................................6

           Notes to Financial Statements....................................7

   Item 2:

           Management's Discussion and Analysis of  Unaudited
           Financial Condition and Results of Operations....................8

Part II. Other Information

   Item 1:

         Legal Proceedings..................................................9

   Item 6:

         Exhibits and Reports on Form 8-K...................................9



         Signatures.........................................................10

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.

                          PART I. FINANCIAL INFORMATION

                                     ITEM 1.

                                CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                                           BALANCE SHEETS


                                                                      March 31,         December 31,
  ASSETS                                                                1999                1998
                                                                     (Unaudited)         (Audited)
                                                                    -----------         -----------
Current assets:
  Cash and cash equivalents                                         $        33         $    17,313
  Accounts receivable and contract costs (net of
    allowance for doubtful accounts of $11,392 at
    March 31, 1999 and December 31, 1998)                                91,870             373,207
  Note receivable                                                          --                  --
  Inventories                                                           151,079             139,430
  Prepaid expenses and other                                             71,995              75,865
                                                                    -----------         -----------

   Total current assets                                                 314,977             605,815

Property, plant and equipment, at cost,
  net of accumulated depreciation and amortization                      346,951             372,264
Other assets                                                             95,091             101,218
Reorganization value in excess of amount
  allocable to identifiable assets, net of
  accumulated amortization                                                 --                  --
                                                                    -----------         -----------

                                                                    $   757,019         $ 1,079,297
                                                                    ===========         ===========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of senior debt                                 $ 2,250,000         $   250,000
  Current maturities of capital lease obligation                         99,694              99,694
  Notes payable                                                           1,475              20,870
  Accounts payable                                                      175,541             144,025
  Accrued expenses                                                      313,218             319,100
                                                                    -----------         -----------

   Total current liabilities                                          2,839,928             833,689


Senior debt, excluding current maturities                                  --             2,000,000
Capitalized lease obligation                                            307,404             315,185

Stockholders' deficit
  Common stock: $1 par value, authorized 25,000,000
    shares; issued and outstanding 1,014,400
    at March 31, 1999 and December 31, 1998                           1,014,400           1,014,400
  Accumulated deficit                                                (3,404,713)         (3,083,977)
                                                                    -----------         -----------

   Total stockholders' deficit                                       (2,390,313)         (2,069,577)
                                                                    -----------         -----------

                                                                    $   757,019         $ 1,079,297
                                                                    ===========         ===========
See accompanying notes

                               CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)


                                                         Three Month                  Three Month
                                                         Period ended                 Period ended
                                                           March 31,                    March 31,
                                                             1999                          1998
                                                          ---------                     ---------
Revenues                                                  $ 200,643                     $ 603,486

Cost of goods sold                                          254,397                       538,828
                                                          ---------                     ---------

Gross profit                                                (53,754)                       64,658

Selling, general and administrative expenses                178,826                       221,221

Amortization of reorganization value in excess
  of amounts allocable to identifiable assets                  --                          13,605
                                                          ---------                     ---------

Operating loss                                             (232,580)                     (170,168)

Other income (expense):
  Investment income                                            --                           3,185
  Interest expense                                          (88,751)                     (120,927)
  Other                                                         603                         1,645
                                                          ---------                     ---------
                                                            (88,148)                     (116,097)
                                                          ---------                     ---------

Loss before income tax benefit                             (320,728)                     (286,265)

Income tax benefit                                             --                            --
                                                          ---------                     ---------

Net loss                                                  $(320,728)                    $(286,265)
                                                          =========                     =========


Loss per common share:
Basic                                                     ($   0.26)                    ($   0.23)

Diluted                                                   ($   0.26)                    ($   0.23)

See accompanying notes.

                                             CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                                                   STATEMENTS OF CASH FLOWS
                                                          (Unaudited)


                                                                                     Three Month                Three Month
                                                                                     Period ended               Period ended
                                                                                       March 31,                  March 31,
                                                                                          1999                       1998
                                                                                      -----------                -----------
Cash flows from operating activities:
Net loss                                                                              $  (320,736)               $  (286,265)
 Adjustments to reconcile net loss to
  cash flows from operating activities
   Depreciation and amortization                                                           31,440                     45,044
   Deferred income taxes                                                                     --                         --
   Changes in operating assets and liabilities
    net of non-cash transactions:
     Accounts receivable                                                                  281,337                  1,203,353
     Notes receivable                                                                        --                      137,312
     Inventories                                                                          (11,649)                   (25,793)
     Other current assets                                                                   3,870                     (1,185)
     Accounts payable                                                                      31,516                      4,729
     Other current liabilities                                                             (5,882)                       715
                                                                                      -----------                -----------

             Net cash generated by (used in) operating activities                           9,896                  1,077,910
                                                                                      -----------                -----------

     Cash flows from investing activities:
         Purchases of property, plant and equipment                                          --                         --
                                                                                      -----------                -----------

     Cash flows from financing activities:
         Proceeds from senior debt, net                                                      --                         --
         Repayments on notes payable                                                      (19,395)                  (874,783)
         Repayments on capital lease obligations                                           (7,781)                   (20,483)
                                                                                      -----------                -----------
             Net cash provided by (used in) financing activities                          (27,176)                  (895,266)
                                                                                      -----------                -----------

     Net increase (decrease) in cash and cash equivalents                                 (17,280)                   182,644

     Cash and cash equivalents at beginning of period                                      17,313                    107,116

     Cash and cash equivalents at end of period                                       $        33                $   289,760
                                                                                      ===========                ===========


       See accompanying notes.

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC
                          NOTES TO FINANCIAL STATEMENTS


1. The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made herein are adequate and that the information presented is not misleading. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the periods presented have been made (and any such adjustments are of a normal recurring nature). These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

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

         The following is a reconciliation of the calculation of basic and diluted net loss per share:

         ------------------------------------------------------------------ ------------------------ -------------------------
                                                                                 Three Month Period        Three Month Period
                                                                               Ended March 31, 1999      Ended March 31, 1998
         ------------------------------------------------------------------ ------------------------ -------------------------
         Basic and Diluted:
         Numerator
              Net loss                                                                $   (320,728)              $  (286,265)

         Denominator
              Common shares outstanding                                                   1,014,400                 1,011,200
              Minimum Senior Debt warrant                                                   238,522                   244,872
         ------------------------------------------------------------------ ------------------------ -------------------------
         Weighted average common shares outstanding                                       1,252,922                 1,256,072
         ------------------------------------------------------------------ ------------------------ -------------------------

3. The inventories balance at March 31, 1999 includes raw materials of $151,079 and work in process of $0. The inventories balance at December 31, 1998 included raw materials of $161,861 and work in process of $0. Inventories used on contracts in progress are included in cost of goods sold to accurately match the cost with the revenue recognized on those contracts by the percentage of completion method of revenue recognition.

4. At March 31, 1999, the Company had NOL carryforwards of approximately $5.6 million for federal income tax purposes. Such NOL carryforwards, if not used as offsets to future taxable income, will expire beginning in 1999 and continuing through 2009. Certain of these NOL carryforwards available for future utilization are limited as the result of a change in ownership of the Company which occurred in 1992. In addition the Company has deferred tax assets which have arisen from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These differences are primarily related to fixed assets and accrued warranty expense.

                      CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                          PART I. FINANCIAL INFORMATION



ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF UNAUDITED
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Consumat Environmental Systems, Inc., formerly known as Consumat Systems, Inc. (the "Company"), completed its Chapter 11 bankruptcy proceeding during the first quarter of 1996. The Effective Date of the Bankruptcy Plan was March 12, 1996. As was discussed in the Company's Annual Report on Form 10-KSB, the Company accounted for its reorganization using fresh start reporting. This reporting allowed the Company to eliminate the retained deficit of the Company as of the Effective Date and to restate the balance sheet at that time. The effects of the consummation of the Plan and the fresh start reporting allowed the Company to emerge from its bankruptcy proceeding with a working capital surplus of approximately $1,074,000 and a net capital surplus of $1,010,000. At March 31, 1999, the Company had a working capital deficit of $2,524,951 and a net capital deficit of $2,390,313.


                              LIQUIDITY AND CAPITAL

         As has been reported in a Company press release dated May 13, 1999, The Company's lack of working capital has reached a critical point. On May 12, 1999 the Company received a notice of default from Finova Mezzanine Capital (formerly Sirrom Capital Corporation), its Senior Lender, in regards to the May 1 interest payment which the Company was unable to pay when due. The Company was given ten days to cure this default. It is unlikely that the Company will be able to cure the default during this period. If the default is not cured, Finova has indicated that it intends to accelerate all of its $2.25 million of outstanding debt. At that time, if the debt is not paid, they will proceed to exercise their rights of foreclosure under the various security agreements with the Company. It is unlikely that the value of the Company's assets will be sufficient to satisfy the Senior debt obligations to Finova.

         For this reason, the Company has reclassified all of the Senior Debt outstanding at March 31, 1999 as a current liability.


                    1st QUARTER 1999 - RESULTS OF OPERATIONS

         The Company lost $320,728 on revenues of $200,643 in the three month period ended March 31, 1999. In the first quarter of 1998 the Company lost $286,265 on revenues of $603,486.

         Backlog was $775,542 and $665,809 at March 31, 1999 and December 31, 1998, respectively. Of the backlog at March 31,1999, approximately $582,000 is related to two projects that are currently on hold by the customers. Therefore, the Company has been unable to recognize any benefit from these contracts.

                          RESULTS OF OPERATIONS 3/31/99
                              COMPARED WITH 3/31/98


         Revenues Revenues decreased $403,000 or 66.8% from $603,000 for the first quarter of 1998 to $200,000 for the first quarter of 1999. The decrease in revenues for the first quarter of 1999 is primarily the result of two major projects continuing to be on hold by the customer, a lack of working capital as well as the continuing economic crises in much of Asia.

         Cost of Goods Sold Costs of Goods Sold decreased by $284,000 or 52.8% from $539,000 for the first quarter of 1998 to $255,000 for the first quarter of 1999. The gross margin of $65,000 for the first quarter of 1998 compares to a gross loss of $54,000 for the first quarter of 1999. The decrease in gross margin is primarily the result of the decreased revenue volume and the significant amount of fixed overhead costs related to the Company's manufacturing operation.

         Selling, General and Administrative Expenses Selling, general and administrative expenses decreased by $42,000 or 19.2% from $221,000 for the first quarter of 1998 to $179,000 for the first quarter of 1999. The majority of the decrease is related to a decrease in sales and marketing expenses, including salaries, professional fees and travel.

         Interest Expense Interest expense decreased by $32,000 or 26.6% from $121,000 for the first quarter of 1998 to $89,000 for the first quarter of 1999. The decrease for the first quarter of 1999 is the result of a decrease in the Senior debt balance in 1999 and a decrease in the interest on the Company's capital lease and other long-term debt. The first quarter 1998 interest expense included interest on certain project financing debt which was outstanding for much of the first quarter of 1998.


                                GENERAL COMMENTS

         Other items stated in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 are incorporated by reference.



                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         A description of legal proceedings for the quarter ended March 31, 1999 was previously reported in the Company's report on Form 10-KSB for the year ended December 31, 1998.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits
      None.
  (b) Reports on Form 8-K
     (i) Current report on Form 8-K dated April 20, 1999 concerning "Item 6 - Resignation of Registrant's Director".
     (ii) Current report on Form 8-K dated May 5, 1999 concerning "Item 4 - Change in Registrant's Certifying Accountant" and "Item 5 - Other Events"
     (iii)Current Report on Form 8-K dated May 14, 1999 concerning :Item 5 - Other Events".

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                            CONSUMAT ENVIRONMENTAL SYSTEMS, INC.
                                            Registrant



Date:  May 17, 1999                          /s/Robert L. Massey
                                             -------------------
                                             Robert L. Massey
                                             Chief Executive Officer


Date:  May 17, 1999                          /s/ Mark E. Hills
                                             -----------------
                                             Mark E. Hills
                                             Chief Financial Officer